Form 10-Q
period 2019-06-30
NextCure, Inc.
filed 2019-08-12
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, the registrant had 22,714,765 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,689	$135,173
Restricted cash	873	460
Prepaid expenses and other current assets	2,959	152
Total current assets	196,521	135,785
Property and equipment, net	12,329	11,407
Other assets	4,200	436
Total assets	$213,050	$147,628
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,990	$2,483
Accrued liabilities	2,171	2,411
Deferred rent, current portion	6	28
Term loan, current portion	833	387
Deferred revenue, current portion	6,524	4,989
Total current liabilities	11,524	10,298
Deferred rent, net of current portion	322	242
Term loan, net of current portion	4,167	73
Deferred revenue, net of current portion	18,442	21,736
Total liabilities	34,455	32,349
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Series A Preferred Stock, par value of $0.001 per share; 0 and 68,181,819 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	71,000
Series B Preferred Stock, par value $0.001 per share; 0 and 56,828,852 shares authorized at June 30, 2019 and December 31, 2018, respectively, 0 and 56,828,851 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	91,223
Total redeemable preferred stock	—	162,223
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 10,000,000 and 0 shares authorized at June 30, 2019 and December 31, 2018. No shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001 per share; 100,000,000 and 158,745,671 shares authorized at June 30, 2019 and December 31, 2018, respectively, 22,714,765, and 1,374,812 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23	11
Additional paid-in capital	240,245	342
Accumulated deficit	(61,673)	(47,297)
Total stockholders’ equity (deficit)	178,595	(46,944)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$213,050	$147,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Revenue from research and development arrangement	$1,402	$—	$2,759	$—

Operating expenses:
Research and development	7,643	4,434	14,156	8,644
General and administrative	2,714	866	4,373	1,665
Total operating expenses	10,357	5,300	18,529	10,309
Loss from operations	(8,955)	(5,300)	(15,770)	(10,309)
Other income, net	734	69	1,394	82
Net loss	(8,221)	(5,231)	(14,376)	(10,227)
Net loss per share attributable to common stockholders—basic and diluted	$(0.61)	$(3.82)	$(1.92)	$(7.47)
Weighted average common shares outstanding—basic and diluted	13,498,393	1,369,212	7,472,298	1,369,212

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2019

	Preferred Stock				Stockholders’ Equity (Deficit)
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	383	—	383
Issuance of common stock	—	—	—	—	4,697	—	4	—	4
Net loss	—	—	—	—	—	—	—	(6,155)	(6,155)
Balance as of March 31, 2019	68,181,819	71,000	56,828,851	91,223	1,379,509	1	739	(53,452)	(52,712)
Initial public offering, net of issuance costs of $9.4M	—	—	—	—	5,750,000	6	76,844	—	76,850
Conversion of preferred stock to common stock	(68,181,819)	(71,000)	(56,828,851)	(91,223)	15,560,569	15	162,208	—	162,223
Stock-based compensation expense	—	—	—	—	—	—	412	—	412
Issuance of common stock upon exercise of vested options, $.001 par value	—	—	—	—	24,687	1	42	—	43
Net loss	—	—	—	—	—	—	—	(8,221)	(8,221)
Balance as of June 30, 2019	—	$—	—	$—	22,714,765	$23	$240,245	$(61,673)	$178,595

	Six Months Ended June 30, 2018

	Preferred Stock				Stockholders’ Deficit
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	40,000,000	$40,000	—	$—	1,369,212	$1	$84	$(24,498)	(24,413)
Stock-based compensation	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	(4,996)	(4,996)
Balance as of March 31, 2018	40,000,000	40,000	—	—	1,369,212	1	108	(29,494)	(29,385)
Issuance of Series A-3 preferred stock, net of issuance costs of $0	28,181,819	31,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	(5,231)	(5,231)
Balance as of June 30, 2018	68,181,819	$71,000	—	$—	1,369,212	$1	$132	$(34,725)	$(34,592)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,376)	$(10,227)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	1,145	763
Stock-based compensation	795	48
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,815)	(114)
Accounts payable	(493)	512
Accrued liabilities and other current liabilities	(182)	(707)
Deferred revenue	(1,759)	(35)
Net cash used in operating activities	(17,685)	(9,760)
Cash flows from investing activities:
Purchase of property and equipment	(2,067)	(853)
Net cash used in investing activities	(2,067)	(853)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	77,264	—
Proceeds from issuance of preferred stock, net of issuance costs	—	31,000
Proceeds from issuance of common stock	43	—
Proceeds from the term loan	4,540	—
Payments of the term loan	—	(200)
Net cash provided by financing activities	81,847	30,800
Net increase in cash, cash equivalents and restricted cash	62,095	20,187
Cash, cash equivalents and restricted cash—beginning of year	135,633	9,287
Cash, cash equivalents and restricted cash—end of period	$197,728	$29,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$80	$12

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$75	$—
Deferred financing costs in accrued liabilities	$154	$—
Conversion of convertible preferred stock into common stock	$162,223	$—

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

Initial Public Offering

On May 13, 2019, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for net proceeds to the Company of approximately  $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of approximately $3.4 million.

In preparation for the IPO, on May 3, 2019, the Company effected a  one-for-8.0338 reverse stock split of its issued and outstanding common stock. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All of the share and per share information presented in the accompanying financial statements has been adjusted to reflect the reverse common stock split on a retroactive basis for all periods and as of all dates presented.

Upon the closing of the IPO, on May 13, 2019, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,560,569 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

Upon the closing of the IPO, on May 13, 2019, the Company’s certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 2019, the Company has funded its operations primarily with proceeds from the sale of preferred stock and proceeds from the Company’s agreement with Eli Lilly and Company  (Note 5) and proceeds from the IPO. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and

NEXTCURE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230837) (the “Registration Statement”), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 9, 2019.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and condensed results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Restricted Cash

The Company is required, as a condition of its Term Loan (Note 7), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $5.0 million as of June 30, 2019. This amount is presented as restricted cash on the accompanying balance sheet.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Cash and cash equivalents	$192,689	$135,173
Restricted cash (including $4,200 in other assets)	5,039	460
Total	$197,728	$135,633

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

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, the Company may reference comparable transactions, clinical trial success probabilities and estimates of option exercise likelihood. Variable consideration will be allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

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

Recently Issued Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new guidance requires lessees to record most leases on their balance sheets and recognize the related expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for the Company January 1, 2020. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit of account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808 but does not expect it will have any impact.

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

As of June 30, 2019
(unaudited)
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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2019.

4. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Research equipment	$9,348	$7,787
Leasehold improvements	5,065	4,825
Computer equipment	360	167
Furniture and fixtures	93	70
Construction in progress	1,077	1,027
Property and equipment, gross	15,943	13,876
Less: accumulated depreciation and amortization	(3,614)	(2,469)
Property and equipment, net	$12,329	$11,407

Construction in progress at June 30, 2019 consists of the costs incurred for research equipment and for the build-out of additional lab and office space and at December 31, 2018 consists of the costs incurred for the build-out of a manufacturing suite at the Company’s headquarters in Beltsville, Maryland.

Depreciation and amortization expense was $582,000 and $1,145,000 for the three and six months ended June 30, 2019, respectively, and $387,000 and $763,000 for the three and six months ended June 30, 2018, respectively.

NEXTCURE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5. Agreement with Eli Lilly and Company

On November 2, 2018, the Company entered into a multi-year research and development collaboration agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”), pursuant to which the Company will use its proprietary FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by the Company and Lilly. Under the Lilly Agreement, Lilly and the Company have granted one another an equal number of exclusive options to research, develop, manufacture and commercialize compounds and products directed to oncology targets identified through the Lilly Agreement. Both Lilly and the Company have all options remaining eligible for exercise. The research collaboration with Lilly will be managed by a joint steering committee formed by an equal number of members from the Company and Lilly and will expire upon the earlier of the exercise of all options granted to Lilly or four years from the date of the agreement, subject to certain extensions. The Company considers Lilly to be a related party based on Lilly’s equity investment in the Company as discussed below.

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

In November 2018, the Company received an upfront, non-refundable payment of $25.0 million under the Lilly Agreement and a concurrent $15.0 million equity investment. In addition, the Company will receive quarterly research and development support payments during a portion of the research term as well as option exercise fees upon option exercises by Lilly.

Pursuant to the Lilly Agreement, Lilly may owe an aggregate of up to $1.4 billion in development and regulatory milestones and sales milestones. Additionally, Lilly will pay mid to high single-digit royalties on net sales for all products directed to each target optioned by Lilly. Upon the Company’s exercise of an option with respect to a given target, the Company will pay Lilly an option exercise payment and may become obligated to milestone and royalty payments. The company may owe an aggregate of up to $710.0 million in development and regulatory milestones and sales milestones.

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

While the Lilly Agreement was executed in November 2018, the Company’s performance initiated in January 2019. Under the Lilly Agreement, the Company recognized revenue  of  $1.4 million and $2.8  million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, deferred revenue included in the Company’s balance sheets comprised the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Deferred revenue, beginning of period	$26,725	$—
Up-front payment	—	25,000
Attributed premium on the proceeds from Lilly’s investment in the Company	—	1,725
Research and development support billing	1,000	—
Revenue from research and development arrangement recognized	(2,759)	—
Total deferred revenue, end of period	24,966	26,725
Less: Deferred revenue, current portion	(6,524)	(4,989)
Deferred revenue, non-current portion	$18,442	$21,736

6. Commitments and Contingencies

Operating Leases

The Company subleases its facilities under a non‑cancelable operating sublease agreement. The sublease commenced on February 9, 2016 and, as amended, expires on August 31, 2025. The Company is also responsible for its prorated share of the sublandlord’s operating expense.

On January 30, 2019, the Company entered into a new lease to be used for office and laboratory space, which the Company took possession of in June 2019. The new lease expires in March 2030 and will also cover the Company’s existing space after expiration of the Company’s current lease. Base rent for the first 10 months is abated, after which the base rent of the lease is $19,650 per month, with an increase in annual rent of 3.0% in each subsequent year of the lease term. In connection with this lease, the Company executed a letter of credit of $39,000, which has not been drawn down on.

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

The future minimum payments for the operating leases are as follows (in thousands):

Remainder of the year	$193
2020	675
2021	819
2022	868
2023	860
Thereafter	6,897
Total future minimum payments	$10,312

Rent expense incurred under operating leases was approximately $87,000 and $190,000 for the three and six months ended June 30, 2019, respectively, and $101,000 and $201,000 for the three and six months ended June 30, 2018, respectively.

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

7. Term Loan

In April 2016, the Company entered into a $1.0 million term loan with a commercial bank (the “Term Loan”). On January 25, 2019, the Company amended the Term Loan to increase the Company’s borrowing capacity to $5.0 million, which amount remains secured by the Company’s certificates of deposit, money market account, investment property and deposit or investment accounts. As amended, the Term Loan bears interest at the greater of the prime rate less 1% and 4.25%. The effective interest rate was 4.5% for the three and six months ended June 30, 2019. The effective interest rate was 3.79% and 3.66% for the three and six months ended June 30, 2018, respectively. Under the Term Loan, the Company is required to make monthly interest‑only payments through January 2020 and is required to make 36 equal monthly payments of principal plus accrued interest thereafter through January 2023.

Future maturities of the Term Loan as of June 30, 2019 are as follows (in thousands):

Remainder of the year	$—
2020	1,528
2021	1,667
2022	1,667
2023	138
Total	5,000
Less: current portion of term loan	(833)
Term loan, net of current portion	$4,167

Interest expense under the Term Loan was approximately $57,000 and $99,000 for the three and six months ended June 30, 2019, respectively, and $6,000 and $13,000 for the three and six months ended June 30, 2018, respectively.

NEXTCURE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Stock‑Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the "2015 Plan") provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, consultants and directors of the Company. The 2015 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors or its committee if so delegated, except that the exercise price per share of the stock options may not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant and the term of the stock options may not be greater than 10 years.

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

As of June 30, 2019, 2,689,725 shares were available for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2018	2,056,891	$4.74	9.4	$5,946
Granted	210,269	$15.57	10.0
Exercised	(29,383)	$1.49	8.7
Outstanding as of June 30, 2019	2,237,777	$5.80	9.0	$20,663
Vested and expected to vest as of June 30, 2019	2,237,777	$5.80		$20,663
Exercisable as of June 30, 2019	415,357	$1.15		$5,744

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2019 and December 31, 2018.

The weighted-average grant date fair value of stock options granted to employees for the six months ended June 30, 2019 was $9.86.  The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 was $396,400.

NEXTCURE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s potential dilutive securities, which as of June 30, 2019 include common stock options, have been excluded from the computation of diluted net loss per share as the effect would be anti‑dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded 2,237,777 potential shares of common stock , presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti‑dilutive effect.

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

Stock‑Based Compensation

The Company recorded stock-based compensation expense of $412,000 and $795,000 for the three and six months ended June 30, 2019, respectively, and $24,000 and $48,000 for the three and six months ended June 30, 2018, respectively.

Stock‑based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2019	2018	2019	2018
Research and development	$151	$11	$300	$21
General and administrative	261	13	495	27
Total stock-based compensation expense	$412	$24	$795	$48

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2019. The Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of any commercially ready products. It has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets including net operating loss carryforwards and research and development credits. Management reevaluates the positive and negative evidence at each reporting period.

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

NEXTCURE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10. Subsequent Events

On August 2, 2019, the Company entered into a lease amendment for additional square feet to be used for office, laboratory and warehouse space, which the Company expects the landlord to deliver in April 2020. The amended lease is expected to expire on March 31, 2030.  Base rent for the first seven months is abated with respect to the additional space, after which the base rent of the lease is $18,178 per month for that space, with an increase in annual rent of 3.0% in each subsequent year of the lease term.

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

We have not generated any revenue from product sales and only limited revenue from other sources and, as a result, we have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the three months ended June 30, 2019 and 2018 were $8.2 million and $5.2 million, respectively, and our net losses for the six months ended June 30, 2019 and 2018 were $14.4 million and $10.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $61.7 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from the sale of preferred stock,  proceeds from our multi-year research collaboration and development agreement with Eli Lilly and Company, or Lilly, and proceeds from our initial public offering, or our IPO. Since our inception through June 30, 2019, we received gross proceeds of $164.4 million through private placements of preferred stock and an upfront payment of $25.0 million in connection with our agreement with Lilly, or the Lilly Agreement. In April 2018, we received gross proceeds of $31.0 million from the sale and issuance of shares of our Series A-3 Preferred Stock, and in November 2018, we received gross proceeds of $93.4 million from the sale and issuance of shares of our Series B Preferred Stock, including $15.0 million from Lilly as described below.

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

On May 13, 2019, we closed our IPO, in which we sold 5,750,000 shares of common stock, at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $3.4 million.  See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information.

As of June 30, 2019, we had cash and cash equivalents, excluding restricted cash, of $192.7 million. We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to fund our planned operations into the second half of 2022. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Components of Our Results of Operations

Revenue

For the three and six months ended June 30, 2019, we recognized $1.4 million and $2.8 million, respectively, in revenue under the Lilly Agreement. Through June 30, 2019, we have not generated any revenue from product sales.

For additional information about our revenue recognition policy, see Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report. For the foreseeable future, we expect all of our revenue will be generated from the Lilly Agreement.

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

Due to the early‑stage nature of our programs and the discovery-related nature of our efforts, we do not track costs on a program‑by‑program basis other than costs incurred for the Lilly Agreement. However, as our current and future product candidates proceed along a development path further in clinical trials, we intend to track the costs of each program. We will measure costs incurred under the Lilly Agreement as an input to recording revenue from the Lilly Agreement.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Revenue:
Revenue from research and development arrangement	$1,402	$—	$1,402	$2,759	$—	$2,759

Operating expenses:
Research and development	$7,643	$4,434	$3,209	14,156	8,644	5,512
General and administrative	2,714	866	1,848	4,373	1,665	2,708
Loss from operations	(8,955)	(5,300)	(3,655)	(15,770)	(10,309)	(5,461)
Other income, net	734	69	665	1,394	82	1,312
Net loss	$(8,221)	$(5,231)	$(2,990)	$(14,376)	$(10,227)	$(4,149)

Revenue from Research and Development Arrangement

Revenue was $1.4 million and $0 million for the three months ended June 30, 2019 and 2018, respectively and $2.8 million and $0 million for the six months ended June 30, 2019 and 2018, respectively. The increase in revenue is related to the recognition of a portion of the upfront consideration under the Lilly Agreement and the premium on the proceeds from Lilly’s investment in shares of our Series B-3 Preferred Stock.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 increased by $3.2 million to $7.6 million compared to $4.4 million for the three months ended June 30, 2018. The increase was driven primarily by $0.9 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included the following: $0.8 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities; $0.7 million in clinical research costs related to advancing NC318; a $0.5 million payment to Yale University in connection with the closing of our IPO; and $0.1 million in depreciation expense.

Research and development expenses for the six months ended June 30, 2019 increased by $5.5 million to $14.2 million compared to $8.6 million for the six months ended June 30, 2018. The increase was driven primarily by $1.6 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included the following: $1.5 million in clinical research costs related to advancing NC318; $1.3 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities;  a $0.5 million payment to Yale University in connection with the closing of our IPO and $0.3 million in payments pursuant to SRA and other sponsored research agreements.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 increased by $1.8 million to $2.7 million as compared to $0.9 million for the three months ended June 30, 2018. The increase was driven primarily by increases, in connection with our IPO, of $0.7 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, $0.3 million in insurance expenses and $0.2 million in personnel-related costs due to an increase in headcount as well as, $0.5 million for an unrestricted gift to an academic lab.

General and administrative expenses for the six months ended June 30, 2019 increased by $2.7 million to $4.4 million as compared to $1.7 million for the six months ended June 30, 2018. The increase was driven primarily by increases, in connection with our IPO, of $1.3 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, $0.4 million in personnel-related costs due to an increase in headcount and $0.3 million in insurance expenses, in connection with our IPO, as well as, $0.5 million for an unrestricted gift to an academic lab.

Other Income, Net

Other income, net for the three months ended June 30, 2019 increased by $0.6 million to $0.7 million from $69,000 for the three months ended June 30, 2018. The increase was driven primarily by interest income earned on higher cash balances, partially offset by interest expense related to the Term Loan.

Other income, net for the six months ended June 30, 2019 increased by $1.3 million to $1.4 million from $82,000 for the six months ended June 30, 2018. The increase was driven primarily by interest income earned on higher cash balances, partially offset by interest expense related to the Term Loan.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of preferred stock and proceeds pursuant to the Lilly Agreement and our IPO.  On May 13, 2019, we closed our IPO in which we sold 5,750,000 shares of common stock, at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $3.4 million. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash and cash equivalents are held in money market funds and U.S. Treasury obligations.

As of June 30, 2019, our principal source of liquidity was cash and cash equivalents of $192.7 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will be sufficient to fund our planned operations into the second half of 2022.

In addition, in April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the

Term Loan matures in January 2023. Our obligations under the Term Loan are secured by a security interest in our certificates of deposit, money market accounts, cash, securities, investment property and deposit or investment accounts. The Term Loan bears interest at a rate equal to the greater of (i) the prime rate less 1.0% and (ii) 4.25% and is subject to mandatory prepayment upon the occurrence of specified events, including failure to pay the Term Loan when due, uncured breach, bankruptcy or dissolution. Under the Term Loan, we will make interest‑only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of June 30, 2019, our outstanding borrowings under the Term Loan were $5.0 million.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(17,685)	$(9,760)
Investing activities	(2,067)	(853)
Financing activities	81,847	30,800
Net increase in cash and cash equivalents	$62,095	$20,187

Cash Used in Operating Activities

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2019, which was primarily due to our net loss of $14.4 million. Net cash used in operating activities was $9.8 million for the six months ended June 30, 2018, which was primarily due to our net loss of $10.2 million in connection with our research and development activities, partially offset by timing of cash payments. The amount of cash used in operating activities in any period is influenced by the timing of cash payments for research‑related expenses.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 and 2018 was $2.1 million and $0.9 million, respectively, which consisted in each case primarily of purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $81.8 million for the six months ended June 30, 2019, which consisted primarily of net proceeds from the Company’s public offering. Cash provided by financing activities was $30.8 million for the six months ended June 30, 2018, which consisted of gross proceeds from the sale and issuance of shares of our Series A-3 preferred stock.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the six month period ended June 30, 2019, as compared to those disclosed in the final prospectus that forms a part of our Registration Statement on Form S-1 (Reg. No. 333-230837), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 9, 2019, or the Prospectus. See Notes 6 and 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of our leases and the Term Loan, respectively.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in the Prospectus.

Off‑Balance Sheet Arrangements

Since our inception, we have not engaged in any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements that may impact our financial position and results of operations.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant net losses. Our net losses were $22.8 million and $14.4 million for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $61.7 million. We have funded our operations to date primarily with proceeds from the sale of preferred stock and upfront fees received in connection with the Lilly agreement and proceeds from the IPO. Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, our discovery programs and our FIND-IO platform.

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

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of June 30, 2019, we had $192.7 million in cash and cash equivalents. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials and may face greater risk if we commercialize any products that we develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against such claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate we may develop;
•	withdrawal of trial participants;
•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;
•	initiation of investigations by regulators;
•	significant time and costs to defend the related litigation;
•	substantial monetary awards to trial subjects or patients;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any product candidates that we may develop.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of June 30, 2019, we had federal and state net operating loss carryforwards of $43.5 million and $43 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2019, we had outstanding a total of 22,714,765 shares of common stock.

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

We have registered on Registration Statements on Form S-8 5,167,502 shares of common stock that were either subject to outstanding options or reserved for future issuance under our existing equity incentive plans as of May 13, 2019, and as a result these shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and the lock-up agreements. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of 15,560,569 shares, or approximately 68.5%, of our common stock outstanding as of June 30, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2019, we closed our IPO pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $86.3 million. The offer and sale of the shares was made pursuant to a registration statement on Form S-1 (File No. 333-230837) that the SEC declared effective on May 9, 2019. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. acted as joint book-running managers of the IPO. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of approximately $3.4 million. During the period from the closing of our IPO on May 13, 2019 through June 30, 2019, $0.5 million of the net proceeds from the IPO have been used for payment to Yale University in connection with the closing of the IPO, and the reminder has been invested in temporary investments pending other uses.

None of the offering expenses or net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.1+

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019 (File No. 333-230837)).

10.2+

NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 filed with Registrant’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019 (File No. 333-230837)).

10.3+

Forms of Stock Option Agreement under the NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with Registrant’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019 (File No. 333-230837)).

10.4+

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

NEXTCURE, INC.

Date: August 12, 2019	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 12, 2019	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer