Form 10-Q
period 2019-09-30
NextCure, Inc.
filed 2019-11-12
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number: 001-38905

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

As of November 8, 2019,  the registrant had 22,753,960 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,935	$135,173
Marketable securities	174,147	—
Restricted cash	1,289	460
Prepaid expenses and other current assets	3,777	152
Total current assets	189,148	135,785
Property and equipment, net	12,031	11,407
Other assets	3,945	436
Total assets	$205,124	$147,628
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,576	$2,483
Accrued liabilities	2,582	2,411
Deferred rent, current portion	—	28
Term loan, current portion	1,250	387
Deferred revenue, current portion	6,199	4,989
Total current liabilities	12,607	10,298
Deferred rent, net of current portion	434	242
Term loan, net of current portion	3,750	73
Deferred revenue, net of current portion	17,684	21,736
Total liabilities	34,475	32,349
Commitments and contingencies (Note 7)
Redeemable preferred stock:
Series A Preferred Stock, par value of $0.001 per share; 0 and 68,181,819 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	71,000
Series B Preferred Stock, par value $0.001 per share; 0 and 56,828,852 shares authorized at September 30, 2019 and December 31, 2018, respectively, 0 and 56,828,851 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	91,223
Total redeemable preferred stock	—	162,223
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 10,000,000 and 0 shares authorized at September 30, 2019 and December 31, 2018. No shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001 per share; 100,000,000 and 158,745,671 shares authorized at September 30, 2019 and December 31, 2018, respectively, 22,739,345, and 1,374,812 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	1
Additional paid-in capital	240,791	352
Accumulated other comprehensive loss	(58)	—
Accumulated deficit	(70,107)	(47,297)
Total stockholders’ equity (deficit)	170,649	(46,944)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$205,124	$147,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Revenue from research and development arrangement	$1,583	$—	$4,342	$—

Operating expenses:
Research and development	8,663	4,895	22,819	13,539
General and administrative	2,622	925	6,995	2,590
Total operating expenses	11,285	5,820	29,814	16,129
Loss from operations	(9,702)	(5,820)	(25,472)	(16,129)
Other income, net	1,268	110	2,662	192
Net loss	(8,434)	(5,710)	(22,810)	(15,937)
Net loss per common share—basic and diluted	$(0.37)	$(4.17)	$(1.81)	$(11.64)
Weighted average number of common shares —basic and diluted	22,715,567	1,369,212	12,609,219	1,369,212
Comprehensive loss:
Unrealized loss on marketable securities	(58)	—	(58)	—
Total comprehensive loss	$(8,492)	$(5,710)	$(22,868)	$(15,937)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2019

	Preferred Stock				Stockholders’ Equity (Deficit)
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$—	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Issuance of common stock	—	—	—	—	4,697	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	(6,155)	(6,155)
Balance as of March 31, 2019	68,181,819	71,000	56,828,851	91,223	1,379,509	1	739	—	(53,452)	(52,712)
Initial public offering, net of issuance costs of $9.4M	—	—	—	—	5,750,000	6	76,848	—	—	76,854
Conversion of preferred stock to common stock	(68,181,819)	(71,000)	(56,828,851)	(91,223)	15,560,569	15	162,208	—	—	162,223
Stock-based compensation expense	—	—	—	—	—	—	412	—	—	412
Issuance of common stock upon exercise of vested options, $0.001 par value	—	—	—	—	24,687	1	38	—	—	39
Net loss	—	—	—	—	—	—	—	—	(8,221)	(8,221)
Balance as of June 30, 2019	—	—	—	—	22,714,765	23	240,245	—	(61,673)	178,595
Stock-based compensation	—	—	—	—	—	—	524	—	—	524
Issuance of common stock	—	—	—	—	24,580	—	22	—	—	22
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	(8,434)	(8,434)
Balance as of September 30, 2019	—	$—	—	$—	22,739,345	$23	$240,791	$(58)	$(70,107)	$170,649

	Nine Months Ended September 30, 2018

	Preferred Stock				Stockholders’ Deficit
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2017	40,000,000	$40,000	—	$—	1,369,212	$1	$84	$—	$(24,498)	$(24,413)
Stock-based compensation	—	—	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	—	—	(4,996)	(4,996)
Balance as of March 31, 2018	40,000,000	40,000	—	—	1,369,212	1	108	—	(29,494)	(29,385)
Issuance of Series A-3 preferred stock, net of issuance costs of $0	28,181,819	31,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	—	—	(5,231)	(5,231)
Balance as of June 30, 2018	68,181,819	71,000	—	—	1,369,212	1	132	—	(34,725)	(34,592)
Stock-based compensation	—	—	—	—	—	—	90	—	—	90
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,710)	(5,710)
Balance as of September 30, 2018	68,181,819	$71,000	—	$—	1,369,212	$1	$222	$—	$(40,435)	$(40,212)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,810)	$(15,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,933	1,159
Stock-based compensation	1,319	138
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,660)	(89)
Accounts payable	93	776
Accrued liabilities and other current liabilities	335	(526)
Deferred revenue	(2,842)	—
Net cash used in operating activities	(25,632)	(14,479)
Cash flows from investing activities:
Purchase of property and equipment	(2,557)	(1,159)
Purchase of marketable securities	(174,205)	—
Net cash used in investing activities	(176,762)	(1,159)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	77,264	—
Proceeds from issuance of preferred stock, net of issuance costs	—	31,000
Proceeds from issuance of common stock	65	—
Proceeds from the term loan	4,540	—
Deferred financing costs	(134)	(14)
Payments of the term loan	—	(300)
Net cash provided by financing activities	81,735	30,686
Net (decrease) increase in cash, cash equivalents and restricted cash	(120,659)	15,048
Cash, cash equivalents and restricted cash—beginning of year	135,633	9,287
Cash, cash equivalents and restricted cash—end of period	$14,974	$24,335

Supplemental disclosures of cash flow information:
Cash paid for interest	$137	$18

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$73	$76
Deferred financing costs included in accrued liabilities	$134	$—
Conversion of convertible preferred stock into common stock	$162,223	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 2019, the Company has funded its operations primarily with proceeds from the sale of preferred stock and proceeds from the Company’s agreement with Eli Lilly and Company  (Note 6) and proceeds from the IPO. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230837) (the “Registration Statement”), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 9, 2019.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and condensed results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to accrued expenses, revenue recognition, the valuation of equity‑based compensation, including incentive stock options, common stock and restricted common stock, as well as income taxes. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Restricted Cash

The Company is required, as a condition of its Term Loan (Note 8), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $5.0 million as of September 30, 2019. This amount is presented in part as restricted cash and in part as other assets on the accompanying balance sheet.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$9,935	$135,173
Restricted cash (including $3,750 in other assets)	5,039	460
Total	$14,974	$135,633

Marketable Securities

Our investments primarily consist of government debt securities, corporate bonds and agency bonds. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our condensed balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other income, net, on our condensed statements of operations.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new guidance will require lessees to record most leases on their balance sheets and recognize the related expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for the Company January 1, 2020.The Company continues to determine if it will elect to use the practical expedients permitted by the guidance and continues to gather data required to comply with the guidance. Based on the work completed to date, the Company is considering the implications of adopting the new standard, including the discount rate to be used in valuing new and existing leases and all applicable financial statement disclosures required by the new guidance. The Company is continuing to evaluate the effect of adoption and anticipates that it will result in the recognition of additional assets and corresponding liabilities related to the existing leases on its balance sheet. The Company is assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used, and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 will be effective for non-emerging growth companies for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2020, and interim periods

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

within fiscal years beginning after December 15, 2021, assuming the Company remains an emerging growth company. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 will be effective for all companies for fiscal periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit of account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, ASU 2018-18 provides that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 will be precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 will be effective for non-emerging growth companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, assuming the Company remains an emerging growth company. Early adoption is permitted. The Company is currently evaluating these clarifications for the accounting and presentation for its collaborative arrangements within the scope of Topic 808, but does not expect that the adoption of ASU 2018-18 will have any impact.

3. Investments

Investments consist of the following (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
U.S. treasury securities	$19,982	$1	$—	$19,983
Agency bonds	47,178	—	(17)	47,161
Corporate bonds	107,045	20	(62)	107,003
Total	$174,205	$21	$(79)	$174,147

As of September 30, 2019, no investments are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. For the three and nine months ended September 30, 2019, the Company recorded no realized gains and losses on available-for-sale securities.

4. Fair Value of Financial Instruments

The Company has certain financial assets recorded at fair value, which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Level 1—Quoted market prices in active markets for identical assets or liabilities.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$5,465	$5,465	$5,465	$—	$—
Marketable securities:
U.S. treasury securities	19,982	19,983	—	19,983	—
Agency bonds	47,178	47,161	—	47,161	—
Corporate bonds	107,045	107,003	—	107,003	—
Total	$179,670	$179,612	$5,465	$174,147	$—

	December 31, 2018
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$5,000	$5,000	$5,000	—	—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2019.

5.  Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Research equipment	$9,746	$7,787
Leasehold improvements	5,365	4,825
Computer equipment	441	167
Furniture and fixtures	94	70
Construction in progress	787	1,027
Property and equipment, gross	16,433	13,876
Less: accumulated depreciation and amortization	(4,402)	(2,469)
Property and equipment, net	$12,031	$11,407

Construction in progress at September 30, 2019 consists of the costs incurred for research equipment and for the build-out of additional lab and office space and at December 31, 2018 consists of the costs incurred for the build-out of a manufacturing suite at the Company’s headquarters in Beltsville, Maryland.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization expense was $788,000 and $1,933,000 for the three and nine months ended September 30, 2019, respectively, and $396,000 and $1,159,000 for the three and nine months ended September 30, 2018, respectively.

6.  Agreement with Eli Lilly and Company

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

While the Lilly Agreement was executed in November 2018, the Company’s performance initiated in January 2019. Under the Lilly Agreement, the Company recognized revenue  of  $1.6 million and $4.3  million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, deferred revenue included in the Company’s balance sheets comprised the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred revenue, beginning of period	$26,725	$—
Up-front payment	—	25,000
Attributed premium on the proceeds from Lilly’s investment in the Company	—	1,725
Research and development support billing	1,500	—
Revenue from research and development arrangement recognized	(4,342)	—
Total deferred revenue, end of period	23,883	26,725
Less: Deferred revenue, current portion	(6,199)	(4,989)
Deferred revenue, non-current portion	$17,684	$21,736

7. Commitments and Contingencies

Operating Leases

On February 9, 2016, the Company entered into a non-cancelable facilities operating sublease (the “2016 Sublease”). On March 15, 2019, the Company amended and restated the 2016 Sublease (as amended, the “Amended 2016 Sublease”) to include additional square footage to be used for office space, which the Company took possession of upon entering into the Amended 2016 Sublease. The Amended 2016 Sublease expires in August 2025. The base rent under the Amended 2016 Sublease is currently $32,254 per month plus the Company’s prorated share of the sublandlord’s operating expense and is subject to annual rent increases of 3%.

On January 30, 2019, the Company entered into a new lease to be used for office and laboratory space (the “New Premises”), which the Company took possession of on June 1, 2019 (the “2019 Lease”). On August 2, 2019, the Company amended the 2019 Lease (as, the “Amended 2019 Lease”) to include additional space to be used for office and laboratory

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

space (the “Expansion Premises”), which the Company expects to take possession of on April 1, 2020. The Amended 2019 Lease expires in March 2030. Upon expiration of the Amended 2016 Sublease, the Amended 2019 Lease will also cover the space the Company is currently subleasing under the Amended 2016 Sublease. Base rent is abated until April 1, 2020 for the New Premises and until seven months after delivery of the Expansion Premises for the Expansion Premises, after which the base rent will be $19,646 per month for the New Premises and $18,178 per month for the Expansion Premises, each subject to annual rent increases of 3%. In connection with this lease, the Company executed a $39,000 letter of credit, which has not been drawn down on. Additionally, there is a base rate adjustment of 8.5% per annum multiplied by the outstanding balance of amounts paid for tenant improvements. The budgeted amounts of tenant improvements are approximately $1,477,000 for the New Premises and $1,517,000 for the Expansion Premises, which are to be fully reimbursed by the landlord.

The future minimum payments for the operating leases are as follows (in thousands):

Remainder of the year	$97
2020	566
2021	692
2022	742
2023	733
Thereafter	6,088
Total future minimum payments	$8,918

Rent expense incurred under operating leases was approximately $252,000 and $442,000 for the three and nine months ended September 30, 2019, respectively, and $107,000 and $308,000 for the three and nine months ended September 30, 2018, respectively.

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

8. Term Loan

In April 2016, the Company entered into a $1.0 million term loan with a commercial bank (the “Term Loan”). On January 25, 2019, the Company amended the Term Loan to increase the Company’s borrowing capacity to $5.0 million, which amount remains secured by the Company’s certificates of deposit, money market account, investment property and deposit or investment accounts. As amended, the Term Loan bears interest at the greater of the prime rate less 1% and 4.25%. The effective interest rate was 4.33% and 4.44% for the three and nine months ended September 30, 2019,  respectively. The effective interest rate was 4.18% and 3.84% for the three and nine months ended September 30, 2018, respectively. Under the Term Loan, the Company is required to make monthly interest-only payments through January 2020 and is required to make 36 equal monthly payments of principal plus accrued interest thereafter through January 2023.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Future maturities of the Term Loan as of September 30, 2019 are as follows (in thousands):

Remainder of the year	$—
2020	1,528
2021	1,667
2022	1,667
2023	138
Total	5,000
Less: current portion of term loan	(1,250)
Term loan, net of current portion	$3,750

Interest expense under the Term Loan was approximately $56,000 and $155,000 for the three and nine months ended September 30, 2019, respectively, and $7,000 and $20,000 for the three and nine months ended September 30, 2018, respectively.

9. Stock‑Based Compensation

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

As of September 30, 2019, 2,653,969  shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2018	2,056,891	$4.74	9.4	$5,946
Granted	247,275	$18.18	10.0
Exercised	(53,963)	$1.20	8.1
Forfeitures	(1,250)	$7.63	9.5
Outstanding as of September 30, 2019	2,248,953	$6.30	9.1	$55,305
Vested and expected to vest as of September 30, 2019	2,248,953	$6.30		$55,305
Exercisable as of September 30, 2019	450,866	$1.15		$12,335

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2019 and December 31, 2018.

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2019 was $11.48. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $1,600,000.

The Company’s potential dilutive securities, which as of September 30, 2019 include common stock options, have been excluded from the computation of diluted net loss per share as the effect would be anti‑dilutive. Therefore, the weighted average number of common shares used to calculate both basic and diluted net loss per common share is the same. The Company excluded 2,248,953 potential shares of common stock, presented based on amounts outstanding at three and nine periods ended September 30, 2019, from the computation of diluted net loss per common share for the period indicated because including them would have had an anti‑dilutive effect.

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

Stock‑Based Compensation

The Company recorded stock-based compensation expense of $524,000 and $1,319,000 for the three and nine months ended September 30, 2019, respectively, and $90,000 and $138,000 for the three and nine months ended September 30, 2018, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock‑based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$182	$41	$482	$62
General and administrative	342	49	837	76
Total stock-based compensation expense	$524	$90	$1,319	$138

10.  Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2019.  The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

11.  Subsequent Events

The Company has evaluated subsequent events through the issuance date of these interim condensed financial statements.

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

•	the development of a complimentary diagnostic for NC318;
•	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
•	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410 and any other product candidates we develop;
•	our intentions and ability to successfully commercialize our product candidates;
•	our expectations regarding the nature of the biological pathways we are targeting;
•	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
•	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University, Dr. Lieping Chen and Eli Lilly and Company;
•

our estimates regarding our expenses, future revenues, capital requirements and our needs for or ability to obtain additional financing and the period over which we expect the proceeds of our initial public offering, together with our current cash, cash equivalents and marketable securities, to be sufficient to fund our operations;

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

Our lead product candidate, NC318, is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or S15. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and announced preliminary data from the Phase 1 portion at the Society for Immunotherapy of Cancer annual meeting in November 2019. We began enrolling patients in the Phase 2 portion of the trial in October 2019 and expect to announce initial data from the Phase 2 portion by the end of 2020. We expect to initiate an additional Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies in patients with advanced or metastatic solid tumors in the first half of 2020. Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated-Immunoglobulin-like Receptor 1, or LAIR-1. We expect to submit an IND for NC410 and initiate a Phase 1/2 clinical trial in patients with advanced or metastatic solid tumors in the first quarter of 2020.

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

We have not generated any revenue from product sales and only limited revenue from other sources and, as a result, we have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the three months ended September 30, 2019 and 2018 were $8.4 million and $5.7 million, respectively, and our net losses for the nine months ended September 30, 2019 and 2018 were $22.8 million and $15.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $70.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from the sale of preferred stock,  proceeds from our multi-year research collaboration and development agreement with Eli Lilly and Company, or Lilly, and proceeds from our initial public offering, or our IPO.  From our inception through September 30, 2019, we received gross proceeds of $164.4 million through private placements of preferred stock and an upfront payment of $25.0 million in connection with our agreement with Lilly, or the Lilly Agreement. In April 2018, we received gross proceeds of $31.0 million from the sale and issuance of shares of our Series A-3 Preferred Stock, and in November 2018, we received gross proceeds of $93.4 million from the sale and issuance of shares of our Series B Preferred Stock, including $15.0 million from Lilly as described below.

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

As of September 30, 2019, we had cash and cash equivalents, excluding restricted cash, of $9.9 million and marketable securities of $174.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first half of 2022. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, preclinical studies and our planned Phase 1/2 clinical trial of NC410 and other research and development activities. We expect to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

For the three and nine months ended September 30, 2019, we recognized $1.6 million and $4.3 million, respectively, in revenue under the Lilly Agreement. Through September 30, 2019, we have not generated any revenue from product sales.

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
•

expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our corporate sponsored research agreement, or the SRA, and our license agreement with Yale University;

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

Due to the early‑stage nature of our programs and the discovery-related nature of our efforts, we do not track costs on a program‑by‑program basis other than costs incurred for the Lilly Agreement. However, as our current and future product candidates proceed along a development path further in clinical trials, we intend to track the costs of each program. We measure costs incurred under the Lilly Agreement as an input to recording revenue from the Lilly Agreement.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development, including conducting our ongoing Phase 1/2 clinical trial of NC318, our planned Phase 2 clinical trial in combination with standard of care chemotherapies and preclinical studies and a Phase 1/2 clinical trial of NC410, as we develop a complementary diagnostic for NC318 if we determine it is advisable, and as we expand our current good manufacturing practice, or cGMP, manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could lead to a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time to complete clinical development for any such product candidate.

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

Other Income, Net

Other income, net consists primarily of interest income earned on U.S. Treasury obligations and payment of interest on our term loan with a commercial bank, or the Term Loan.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Revenue:
Revenue from research and development arrangement	$1,583	$—	$1,583	$4,342	$—	$4,342

Operating expenses:
Research and development	$8,663	$4,895	$3,768	22,819	13,539	9,280
General and administrative	2,622	925	1,697	6,995	2,590	4,405
Loss from operations	(9,702)	(5,820)	(3,882)	(25,472)	(16,129)	(9,343)
Other income, net	1,268	110	1,158	2,662	192	2,470
Net loss	$(8,434)	$(5,710)	$(2,724)	$(22,810)	$(15,937)	$(6,873)

Revenue from Research and Development Arrangement

Revenue was $1.6 million and $0 million for the three months ended September 30, 2019 and 2018, respectively and $4.3 million and $0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue is related to the recognition of a portion of the upfront consideration under the Lilly Agreement and the premium on the proceeds from Lilly’s investment in shares of our Series B-3 Preferred Stock.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 increased by $3.8 million to $8.7 million compared to $4.9 million for the three months ended September 30, 2018. The increase was driven primarily by $1.5 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included $1.1 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities and $0.5 million in clinical research costs related to advancing NC318.

Research and development expenses for the nine months ended September 30, 2019 increased by $9.3 million to $22.8 million compared to $13.5 million for the nine months ended September 30, 2018. The increase was driven primarily by $2.5 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included the following: $2.3 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities; $1.9 million in clinical research costs related to advancing NC318; a $0.5 million payment to Yale University in connection with the closing of our IPO; and $0.6 million related to depreciation expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 increased by $1.7 million to $2.6 million as compared to $0.9 million for the three months ended September 30, 2018. The increase was driven primarily by increases, in connection with our IPO, of $0.6 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, $0.5 million in insurance expenses and $0.4 million in personnel-related costs due to an increase in headcount.

General and administrative expenses for the nine months ended September 30, 2019 increased by $4.4 million to $7.0  million as compared to $2.6 million for the nine months ended September 30, 2018. The increase was driven primarily by increases, in connection with our IPO, of $2.0 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, $0.8  million in personnel-related costs due to an increase in headcount and $0.8 million in insurance expenses, in connection with our IPO, as well as $0.5 million for an unrestricted gift to an academic lab.

Other Income, Net

Other income, net for the three months ended September 30, 2019 increased by $1.2 million to $1.3 million from $110,000 for the three months ended September 30, 2018. The increase was driven primarily by interest income earned on higher cash balances, partially offset by interest expense related to the Term Loan.

Other income, net for the nine months ended September 30, 2019 increased by $2.5 million to $2.7 million from $192,000 for the nine months ended September 30, 2018. The increase was driven primarily by interest income earned on higher cash balances, partially offset by interest expense related to the Term Loan.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of preferred stock and proceeds pursuant to the Lilly Agreement and our IPO. On May 13, 2019, we closed our IPO in which we sold 5,750,000 shares of common stock, at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $3.4 million. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash and cash equivalents are held in money market funds.

As of September 30, 2019, we had cash and cash equivalents, excluding restricted cash, of $9.9 million and marketable securities of $174.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first half of 2022.

In addition, in April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Our obligations under the Term Loan are secured by a security interest in our certificates of deposit, money market accounts, cash, securities, investment property and deposit or investment accounts. The Term Loan bears interest at a rate equal to the greater of (i) the prime rate less 1.0% and (ii) 4.25% and is subject to mandatory prepayment upon the occurrence of specified events, including failure to pay the Term Loan when due, uncured breach, bankruptcy or dissolution. Under the Term Loan, we will make interest‑only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of September 30, 2019, our outstanding borrowings under the Term Loan were $5.0 million.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(25,632)	$(14,479)
Investing activities	(176,762)	(1,159)
Financing activities	81,735	30,686
Net (decrease) increase in cash and cash equivalents	$(120,659)	$15,048

Cash Used in Operating Activities

Net cash used in operating activities was $25.7 million for the nine months ended September 30, 2019, which was primarily due to our net loss of $22.8 million. Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2018, which was primarily due to our net loss of $15.7 million in connection with our research and development activities, partially offset by timing of cash payments. The amount of cash used in operating activities in any period is influenced by the timing of cash payments for research‑related expenses.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $176.7 million, which was primarily due to the purchase of marketable securities. Cash used in investing activities for the nine months ended September 30, 2018 was $1.2 million, which consisted primarily of purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $81.7 million for the nine months ended September 30, 2019, which consisted primarily of net proceeds from the Company’s public offering. Cash provided by financing activities was $30.7 million for the nine months ended September 30, 2018, which consisted of gross proceeds from the sale and issuance of shares of our Series A-3 preferred stock.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the nine month period ended September 30, 2019, as compared to those disclosed in the final prospectus that forms a part of our Registration Statement on Form S-1 (Reg. No. 333-230837), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 9, 2019, or the Prospectus. See Notes 7 and 8 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of our leases and the Term Loan, respectively.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and valuing share-based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in the Prospectus.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $22.8 million for the year ended December 31, 2018 and the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $70.1 million. We have funded our operations to date primarily with proceeds from the sale of preferred stock and upfront fees received in connection with the Lilly agreement and proceeds from our IPO. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, our discovery programs and our FIND-IO platform.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;
•	leverage our FIND-IO platform to advance additional product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	expand our cGMP manufacturing capacity, including to provide drug supply of NC318 for future clinical trials;
•	hire additional clinical, quality control, regulatory, scientific and administrative personnel;
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

•

achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;

•	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
•	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference or infringement claims, if any; and
•	attracting, hiring and retaining qualified personnel.

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

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of September 30, 2019, we had $184.1 million in cash, cash equivalents (excluding restricted cash) and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2022.

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

We are early in our development efforts. We initiated our first clinical trial for NC318, our lead product candidate, in October 2018, and our second product candidate, NC410, is in preclinical development. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of NC318, NC410 and any future product candidates we develop, which may never occur. Our current product candidates, including NC318 and NC410, and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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
•

our compliance with any post-approval requirements imposed on our products, such as postmarketing studies, a Risk Evaluation and Mitigation Strategy, or REMS, or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost-prohibitive;

•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•	our ability to identify targets and immunomedicines, whether through our FIND-IO platform, through our relationships with Yale or otherwise; and
•	enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that NC318, NC410 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate. Neither we nor any future collaborator is permitted to market any biological product in the United States until we or the future collaborator receive regulatory approval of a biologics license application, or BLA, from the FDA. It is possible that none of our current or future product candidates will ever obtain regulatory approval from the FDA or comparable foreign regulatory authorities.

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA or regulatory submissions to comparable regulatory authorities to obtain regulatory approval in such jurisdiction; and

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve our manufacturing processes or facility or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

This lengthy approval process, as well as the unpredictability of clinical trial results, may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain approval, the FDA may approve any of our product candidates for fewer or more limited indications, or a more limited patient population, than we request, may grant approval contingent on the performance of costly clinical trials or other postmarketing requirements, or may approve a product candidate with a label that does not include the labeling claims we believe are necessary or desirable for the successful commercialization of such product candidates.

In addition, the FDA or comparable foreign regulatory authorities may change their policies, promulgate additional regulations, revise existing regulations or take other actions that may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. Although we initiated a Phase 1/2 clinical trial of NC318 in October 2018, we may experience delays in initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for NC318, NC410 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•	results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;
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

•

clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;

•

the number of patients required for clinical trials may be larger than we anticipate, or we may have difficulty in recruiting and enrolling patients to participate in clinical trials, including as a result of the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications and clinical trial subjects;

•

it may be difficult to enroll a sufficient number of patients, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

•

any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;

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

•	the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.

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

With the exception of NC318, all of our product candidates are still in the preclinical discovery stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials.

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

Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

The most common treatment-related adverse events reported in Phase 1 of the Phase 1/2 clinical trial of NC318 as of September 26, 2019 have been diarrhea, infusion reactions, fatigue, headaches, elevated amylase and elevated lipase. Most treatment-related adverse events have been easily manageable, asymptomatic or mild or moderate, with the exception of one case of grade 3 episcleritis/uveitis that resolved after steroid therapy and two cases of grade 3 pneumonitis. Immune-related adverse events that represent immune effects on normal tissue and can result from misdirected stimulation of the immune system are a common class of toxicity in immunomedicines such as NC318. Immune-related adverse events reported in the Phase 1 portion of the Phase 1/2 clinical trial of NC318 included diarrhea, elevated amylase and lipase, pruritis, episcleritis/uveitis, pneumonitis and vitiligo.

Possible adverse side effects that could occur with treatment with immunomedicines include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated.

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

In addition, we intend to pursue NC318 in part in combination with other therapies and may develop NC410 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

Even if we successfully advance one of our product candidates through clinical trials, such trials will likely only include a limited number of subjects and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trial may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410 and any future product candidates we develop and our business could be materially harmed.” Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of NC318, NC410 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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
•

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

Clinical trials must be conducted in accordance with the FDA’s current good clinical practices requirements, or cGCP, or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethical committees at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, us, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

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

We have limited experience in the development of diagnostics and, as such, we may rely in part on future collaborators in developing appropriate diagnostics to pair with our current or future product candidates. We have not yet begun substantial discussions with any potential partners with respect to the development of complementary or companion diagnostics and may be unsuccessful in entering into collaborations for the development of any such diagnostics for our current or future product candidates.

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

To gain approval to market our product candidates in the United States, we must provide the FDA with clinical data that adequately demonstrate the safety, purity and potency, including efficacy, of the product candidate for the proposed indication or indications in a BLA submission. Product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for NC318, NC410 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We intend to develop NC318 in part in combination with other therapies and may develop NC410 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop NC318 in part in combination with other therapies and may develop NC410 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

In addition, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, any of these approved therapeutics. Therefore, even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.

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

Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply or experience unanticipated problems with our products, we may be subject to administrative and judicial enforcement, including monetary penalties, for non-compliance and our approved products, if any, could be deemed misbranded or adulterated and prohibited from continued distribution.

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

•	suspension of, or imposition of restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•	Warning Letters or Untitled Letters, or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications we file, or suspension or revocation of approved biologics licenses;
•	product seizure or detention, monetary penalties, refusal to permit the import or export of the product, or placement on Import Alert; and

•	permanent injunctions and consent decrees including the imposition of civil or criminal penalties.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product or product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development and commercialization timelines and our business, financial condition, results of operations and prospects and could adversely affect our ability to meet our supply obligations.

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

The FDA and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by President Trump’s administration to repeal or replace certain aspects of the ACA, and to alter the implementation of the ACA and related laws. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Also, in 2018, the Centers for Medicare and Medicaid Services, or CMS, issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In December 2018, a United States District Court Judge for the Northern District of Texas ruled that the entire ACA is unconstitutional because the tax penalty associated with the “individual mandate” was repealed by Congress as part of the Tax Act. This ruling is under appeal and stayed pending appeal. While the United States District Court Judge for the Northern District of Texas, as well as the Trump Administration and CMS, have stated that the ruling will have no effect while this appeal is pending, it is unclear how this decision, subsequent appeals and other efforts to invalidate the ACA, regulations promulgated under the ACA and related laws, or portions thereof will impact the ACA, its implementation and our business.

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

CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation that legislators intend to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The Trump Administration's budget proposals for fiscal 2019 and 2020 contain drug price control measures, including measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. For example, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. Although a number of these and other proposed measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

Our business is heavily regulated and therefore involves significant interaction with public officials. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. In particular, our operations will be subject to FCPA, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government-owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our products in one or more countries, as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

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

If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for NC318 or filing our IND for NC410. Any such delays could materially adversely affect our business and financial condition.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Currently, our product candidates are manufactured in small quantities for use in various preclinical studies and our ongoing Phase 1/2 clinical trial of NC318. We intend to expand our manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, which will require us to incur significant expenses. If one or more of our product candidates progress to late-stage development, we may incur additional significant expenses in the further expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. We cannot assure you that we will be able to successfully manufacture additional product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully increase our manufacturing scale or capacity, the development, testing, and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own, develop or license.

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410 and any future product candidates we develop and our business could be materially harmed.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of September 30, 2019, we had federal and state net operating loss carryforwards of $43.5 million and $43 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to sell your shares at or above a recently reported market price, or at all.

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, an active, liquid trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, you may not be able to sell your common stock at or above a recently reported market price or at the time that you would like to sell.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2019, we had outstanding a total of 22,739,345 shares of common stock.

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

In addition, the holders of 15,560,569 shares, or approximately 68.5%, of our common stock outstanding as of September 30, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates exercise significant influence over our company, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

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

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and expect to continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, which we anticipate could be between $2.5 million and $4.5 million annually. The Sarbanes-Oxley

Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if subject matter jurisdiction over the matter that is the subject of such action is vested exclusively in the federal courts, the United States District Court for the District of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers and employees, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or the bylaws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery or the United States District Court for the District of Delaware, as applicable, having personal jurisdiction over the indispensable parties named as defendants therein. In addition, any person holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to this provision of our bylaws. The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery or the United States District Court for the District of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the jurisdiction. The Court of Chancery or the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2019, we closed our IPO pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $86.3 million. The offer and sale of the shares was made pursuant to a registration statement on Form S-1 (File No. 333-230837) that the SEC declared effective on May 9, 2019. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. acted as joint book-running managers of our IPO. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of approximately $3.4 million. During the period from the closing of our IPO on May 13, 2019 through September 30, 2019, $0.5 million of the net proceeds from our IPO have been used for payment to Yale University in connection with the closing of our IPO, and the reminder has been invested in temporary investments pending other uses.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1†	First Amendment to Lease Agreement, dated August 2, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC.

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: November 12, 2019	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer