Form 10-Q
period 2020-03-31
NextCure, Inc.
filed 2020-05-07
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2020,  the registrant had 27,517,371 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,907	$34,091
Marketable securities	293,191	300,514
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	2,860	3,684
Total current assets	326,664	339,995
Property and equipment, net	12,784	12,090
Other assets	4,024	4,083
Total assets	$343,472	$356,168
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,263	$1,861
Accrued liabilities	4,059	4,871
Deferred rent, current portion	163	215
Term loan, current portion	1,667	1,667
Deferred revenue, current portion	—	6,428
Total current liabilities	8,152	15,042
Deferred rent, net of current portion	507	359
Term loan, net of current portion	3,056	3,333
Deferred revenue, net of current portion	—	15,950
Total liabilities	11,715	34,684
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively. No shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively, 27,516,402 and 27,499,260 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	28	27
Additional paid-in capital	403,573	402,529
Accumulated other comprehensive loss	(543)	(38)
Accumulated deficit	(71,301)	(81,034)
Total stockholders’ equity	331,757	321,484
Total liabilities, preferred stock and stockholders’ equity	$343,472	$356,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Revenue from research and development arrangement	$22,378	$1,357

Operating expenses:
Research and development	10,578	6,513
General and administrative	3,588	1,659
Total operating expenses	14,166	8,172
Income (loss) from operations	8,212	(6,815)
Other income, net	1,521	660
Net income (loss)	$9,733	$(6,155)
Earnings (loss) per share
Basic	$0.35	$(4.46)
Diluted	$0.33	$(4.46)
Shares used in the calculation of earnings (loss) per share
Basic	27,506,927	1,379,444
Diluted	29,348,615	1,379,444
Comprehensive income (loss):
Net income (loss)	$9,733	$(6,155)
Unrealized loss on marketable securities	(543)	—
Comprehensive income (loss)	$9,190	$(6,155)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2020

	Preferred Stock				Stockholders’ Equity
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	—	—	—	—	1,008	—	—	1,008
Issuance of common stock	—	—	—	—	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	—	—	—	—	(505)	—	(505)
Net income	—	—	—	—	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	—	$—	—	$—	27,516,402	$28	$403,573	$(543)	$(71,301)	$331,757

	Three Months Ended March 31, 2019

	Preferred Stock				Stockholders’ Deficit
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$—	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Issuance of common stock	—	—	—	—	4,697	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	(6,155)	(6,155)
Balance as of March 31, 2019	68,181,819	$71,000	56,828,851	$91,223	1,379,509	$1	$739	$—	$(53,452)	$(52,712)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,733	$(6,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	751	563
Stock-based compensation	1,008	383
Changes in operating assets and liabilities:
Prepaid expenses and other assets	606	(897)
Accounts payable	402	455
Accrued liabilities	(812)	(565)
Deferred rent	96	(7)
Deferred revenue	(22,378)	(857)
Net cash used in operating activities	(10,594)	(7,080)
Cash flows from investing activities:
Maturities of marketable securities	30,349	—
Purchases of marketable securities	(23,531)	—
Purchase of property and equipment	(1,445)	(935)
Net cash provided by (used in) investing activities	5,373	(935)
Cash flows from financing activities:
Proceeds from issuances of common stock	37	4
Proceeds from the term loan	—	4,649
Deferred financing costs	—	(1,574)
Payments of the term loan	(277)	(109)
Net cash used in (provided by) financing activities	(240)	2,970
Net decrease in cash, cash equivalents and restricted cash	(5,461)	(5,045)
Cash, cash equivalents and restricted cash — beginning of period	39,130	135,633
Cash, cash equivalents and restricted cash — end of period	$33,669	$130,588

Supplemental disclosures of cash flow information:
Cash paid for interest	$35	$23
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$156	$75
Deferred financing costs included in accrued liabilities	$—	$290

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 2020, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company (Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of NextCure, Inc. and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

Unaudited Financial Information

The unaudited condensed financial statements include the accounts of NextCure, Inc. In the opinion of management, the information furnished reflects certain adjustments, all of which are of a normal and recurring nature and are necessary for a fair presentation of the Company’s financial position as of the reported balance sheet date and of the Company’s results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Recently Issued Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new guidance will require lessees to record most leases on their balance sheets and recognize the related expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, assuming the Company remains an emerging growth company. The Company continues to determine if it will elect to use the practical expedients permitted by the guidance and continues to gather data required to comply with the guidance. Based on the work completed to date, the Company is considering the implications of adopting the new standard, including the discount rate to be used in valuing new and existing leases and all applicable financial statement disclosures required by the new guidance. The Company is continuing to evaluate the effect of adoption and anticipates that it will result in the recognition of additional assets and corresponding liabilities related to the existing leases on its balance sheet. The Company is assessing potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used, and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 will be effective for non-emerging growth companies for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an emerging growth company. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 may have on its financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash

The Company is required, as a condition of its $5.0 million term loan (the “ Term Loan”), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required Term Loan reserve totaled $4.7 million as of March 31, 2020. This amount is presented in part as restricted cash and in part as other assets on the accompanying balance sheet.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$28,907	$34,091
Restricted cash (including $3,056 and $3,333 in other assets as of March 31, 2020 and December 31, 2019, respectively)	4,762	5,039
Total	$33,669	$39,130

4.  Marketable Securities

Marketable securities consist of the following:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Agency bonds	$35,643	$157	$—	$35,800
Corporate bonds	258,091	186	(886)	257,391
Total	$293,734	$343	$(886)	$293,191

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
U.S. treasury securities	$4,991	$—	$—	$4,991
Agency bonds	24,437	15	(1)	24,451
Corporate bonds	271,124	103	(155)	271,072
Total	$300,552	$118	$(156)	$300,514

As of March 31, 2020, no marketable securities are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. For the three months ended March 31, 2020, the Company recorded approximately $64,000 in realized gains on available-for-sale securities.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	March 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$15,158	$15,158	$—	$—
Marketable securities:
Agency bonds	35,800	—	35,800	—
Corporate bonds	257,391	—	257,391	—
Total	$308,349	$15,158	$293,191	$—

	December 31, 2019
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,341	$19,341	$—	$—
Marketable securities:
U.S. treasury securities	4,991	—	4,991	—
Agency bonds	24,451	—	24,451	—
Corporate bonds	271,072	—	271,072	—
Total	$319,855	$19,341	$300,514	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2020 and 2019, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.  Agreement with Eli Lilly and Company

On November 2, 2018, the Company entered into a multi-year research and development collaboration agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”), pursuant to which the Company agreed to use its proprietary FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by the Company and Lilly. Effective March 3, 2020, Lilly, terminated the Lilly Agreement without cause.

The Company recognized revenue under the Lilly Agreement of $22.4 million for the three months ended March 31, 2020 and $1.4 million for the three months ended March 31, 2019. Effective as of March 3, 2020, both parties have been relieved of all obligations under the agreement, including future quarterly research and development support payments to be paid by Lilly to the Company.

7. Stock‑Based Compensation

Employee Equity Plans

The  NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants and directors of the Company.

The NextCure, Inc. 2019 Omnibus Incentive Plan (the ‘‘2019 Plan’’) became effective on May 8, 2019, the date on which the Company’s Registration Statement on Form S-1 filed in connection with the Company’s initial public offering (the “IPO”) was declared effective (the “Effective Date”). The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees, non-employee directors and other key persons (including consultants).

The number of shares of common stock reserved for issuance under the 2019 Plan is 2,900,000 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares. The number of shares reserved for issuance under the 2019 Plan automatically increase each January 1st during the term of the 2019 Plan by 4% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of March 31, 2020,  2,899,011  shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2019	2,170,212	$6.51	8.6	$113,295
Granted	884,525	$41.65	9.9	—
Exercised	(17,142)	$2.08	7.5	—
Forfeitures	(22,000)	$15.57	9.2	—
Outstanding as of March 31, 2020	3,015,595	$16.77	9.0	$65,322
Vested and expected to vest as of March 31, 2020	3,015,595	$16.77	—	$65,322
Exercisable as of March 31, 2020	828,250	$3.97	—	$27,417

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2020 and December 31, 2019.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2020 was $25.90.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.6 million. As of March 31, 2020, there was $28.6 million of total unrecognized compensation expense related to unvested options under the  Plans that will be recognized over a weighted-average period of approximately three years.

The aggregate grant date fair value of stock options and restricted stock vested during the three months ended March 31, 2020 and December 31, 2019  was approximately $30.3 million and $7.6 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Research and development	$452	$149
General and administrative	556	234
Total stock-based compensation expense	$1,008	$383

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2020		2019
Expected term	6.08	years	—	years
Expected volatility	69.7%		—%
Risk free interest rate	0.6 - 1.0%		—%
Expected dividend yield	—%		—%

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Earnings (Loss) per share

The computation of basic earnings (loss) per share ("EPS") is based on the weighted-average number of common shares outstanding, without consideration for dilutive common stock equivalents. The computation of diluted EPS is based on the weighted-average number of common shares outstanding and dilutive potential common shares, which include shares that may be issued under the stock option plan, as determined using the treasury stock method.

The computation for basic and diluted EPS were as follows (in millions, except share and per share data):

	Three months ended
	March 31,
	2020	2019
Income (loss) (Numerator):
Net income (loss) for basic and diluted EPS	$9,733	$(6,155)
Shares (Denominator):
Weighted-average number of common shares outstanding	27,506,927	1,379,444
Effect of dilutive common stock equivalents	1,841,688	—
Weighted-average shares for diluted EPS	29,348,615	1,379,444

Basic EPS	$0.35	$(4.46)
Diluted EPS	$0.33	$(4.46)

For the quarter ended March 31, 2020, options to purchase 3,000 shares of the Company's common stock were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

For the quarter ended March 31, 2019, all shares of preferred stock and options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

March 31,
2019
Preferred stock convertible into common stock	15,560,569
Outstanding options to purchase common stock	2,052,194
Total	17,612,763

9.  Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2020 and 2019. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Under the provisions of Sections 382 and 383 of the IRC, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and research and development credit carryforwards that can be used to reduce future income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to our condensed financial statements.

10.  Subsequent Events

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities.

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations

The impacts of the COVID-19 pandemic have put significant strain on clinical trial sites used by the Company, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of the Company's lead product candidate, NC318. The Company is working closely with its clinical partners and taking the necessary steps to adjust its protocols and timelines due to the impact of the pandemic. On April 13, 2020, the Company announced that initial data from the Phase 2 portion of the ongoing Phase 1/2 clinical trial of NC318 is expected to be temporarily delayed, and the Company has temporarily delayed the initiation of a Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies and a Phase 1/2 clinical trial of the Company’s second product candidate, NC410.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

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

•

the impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;

•

the timing or likelihood of regulatory filings for NC318, NC410 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;

•	the development of a companion or complimentary diagnostic for NC318, NC410 or any other product candidates we develop;
•	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
•	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410 and any other product candidates we develop;
•	our intentions and ability to successfully commercialize our product candidates;
•	our expectations regarding the nature of the biological pathways we are targeting;
•	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
•	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;
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

These statements are based on management’s current expectations, estimates, forecasts and projections about our business and industry, are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, such as the impacts of the COVID-19 pandemic, and that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks elsewhere in this report, including in the section entitled “Risk Factors” included in Part II, Item 1A, in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission, or the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, levels of activity, performance, or achievements may vary materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they were made. We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 have placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are working closely with our clinical partners and taking steps to adjust our protocols and timelines due to the impact of the COVID-19 pandemic, as discussed below. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but if we or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business were to experience related business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The impact of the COVID-19 pandemic on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. We are unable to determine the extent of the impact of the pandemic on our operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operation

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or S15. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and preliminary data from the Phase 1 portion was presented at the Society for Immunotherapy of Cancer annual meeting in November 2019. We expect to report initial biomarker data from the Phase 1 portion of this trial midyear 2020. We began enrolling patients in the Phase 2 portion of the trial in October 2019. In April 2020, we announced that given enrollment slowdown due to the COVID-19 pandemic, we expect initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial to be temporarily delayed. However, we will continue to support ongoing activities for patients enrolled in the trial and will work with our clinical sites to enroll new patients as appropriate. We intend to initiate an additional Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies in patients with advanced or metastatic solid tumors. Due to the COVID-19 pandemic, we have temporarily delayed initiating this combination trial.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor 1. The U.S. Food and Drug Administration, or the FDA, accepted our investigational new drug application, or IND, for NC410 in the first quarter of  2020. We intend to initiate a Phase 1/2 clinical trial in patients with advanced or metastatic solid tumors and were prepared to start the Phase 1 portion of the trial in March 2020.  However, due to the COVID-19 pandemic, we have temporarily delayed initiating this trial as well.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to research and development activities for our product candidates, discovery programs and FIND-IO platform, organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery.

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or Lilly, we have never been profitable and have incurred net losses since the commencement of our operations. Our net income for the three months ended March 31, 2020 was $9.7 million and our net loss for the three months ended March 31, 2019 was $6.2 million. As of March 31, 2020, we had an accumulated deficit of $71.3 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements our preferred stock and upfront fees received under our former research and development collaboration agreement with Lilly, or the Lilly Agreement. From our inception through March 31, 2020, we received gross proceeds of $164.4 million through private placements of preferred stock.

In November 2018, we entered into the Lilly Agreement to use our FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by us and Lilly. We received an upfront payment of $25.0 million in cash and an equity investment of $15.0 million from Lilly upon entering into the Lilly Agreement, and we were eligible for quarterly research and development support payments during a portion of the term of the Lilly Agreement. Effective March 3, 2020, Lilly terminated the Lilly Agreement without cause.

On May 13, 2019, we closed our initial public offering, or IPO, in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $3.4 million.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $322.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, our planned Phase 1/2 clinical trial of NC410 and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

For the three months ended March 31, 2020, we recognized $22.4 million in revenue under the Lilly Agreement. Lilly terminated the Lilly Agreement effective March 3, 2020, or the Lilly Termination Date, and the Company recognized all of the deferred revenue as of the Lilly Termination Date in the condensed statement of operations. Through March 31, 2020, we have not generated any revenue from product sales.

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

Due to the early-stage nature of our programs and the discovery-related nature of our efforts, we do not track costs on a program-by-program basis. As our current and future product candidates proceed along a development path further in clinical trials, we intend to track the costs of each program.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development, including conducting our ongoing Phase 1/2 clinical trial of NC318, our planned Phase 2 clinical trial in combination with standard of care chemotherapies and preclinical studies and a Phase 1/2 clinical trial of NC410, as we develop a complementary diagnostic for NC318 if we determine it is advisable, as we expand our current good manufacturing practice, or cGMP, manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs.

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

•	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
•	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
•	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any development or marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Revenue:
Revenue from research and development arrangement	$22,378	$1,357	$21,021

Operating expenses:
Research and development	10,578	6,513	4,065
General and administrative	3,588	1,659	1,929
Income (loss) from operations	8,212	(6,815)	15,027
Other income, net	1,521	660	861
Net income (loss)	$9,733	$(6,155)	$15,888

Revenue from Research and Development Arrangement

Revenue was $22.4 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue is related to the recognition of all of the deferred revenue under the Lilly Agreement as of the Lilly Termination Date.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 increased by $4.1 million to $10.6 million compared to $6.5 million for the three months ended March 31, 2019. The increase was driven primarily by $1.7 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities.  Other significant components of the increase in research and development expenses included  $1.4 million in personnel-related costs due to an increase in headcount and $0.6 million in clinical research costs related to advancing NC318 and NC410.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 increased by $1.9 million to $3.6 million as compared to $1.7 million for the three months ended March 31, 2019. The increase was driven primarily by increases, in connection with operating as a public company, of $0.5 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, $0.4 million in insurance expenses and $0.4 million in personnel-related costs due to an increase in headcount.

Other Income, Net

Other income, net for the three months ended March 31, 2020 increased by $0.9 million to $1.5 million from $0.7 million for the three months ended March 31, 2019. The increase was driven primarily by interest income earned on higher cash and marketable securities balances, partially offset by interest expense related to the Term Loan.

Liquidity and Capital Resources

We have financed our operations primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement. On May 13, 2019, we closed our IPO, in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for net offering proceeds to us of approximately $77.0 million after deducting underwriting discounts and commissions and offering expenses. On November 19, 2019, we completed an underwritten public offering in which we sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at a public offering price of $36.75. Net offering proceeds to us were approximately $160.9 million after deducting underwriting discounts and commissions and offering expenses. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash and cash equivalents are held in money market funds.

As of March 31, 2020, we had cash and cash equivalents and marketable securities, excluding restricted cash, of $28.9 million and marketable securities of $293.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Under the Term Loan, we will make interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of March 31, 2020, our outstanding borrowings under the Term Loan were $4.7 million.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all, including as a result of the impact of the COVID-19 pandemic. If we fail to raise capital or enter into such arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates or delay our efforts to expand our pipeline of product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by :
Operating activities	$(10,594)	$(7,080)
Investing activities	5,373	(935)
Financing activities	(240)	2,970
Net decrease in cash and cash equivalents	$(5,461)	$(5,045)

Cash Used in Operating Activities

Net cash used in operating activities was $10.6 million for the three months ended March 31, 2020, which was primarily due to the recognition of deferred revenue related to the terminated Lilly Agreement of  $22.4 million, partially offset by our net income of $9.7 million and non-cash charges of $1.8 million for share-based compensation and depreciation. Net cash used in operating activities was $7.0 million for the three months ended March 31, 2019, which was primarily due to our net loss of $6.2 million.

Cash Used in Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 was $5.4 million, which was primarily due to net proceeds from marketable securities of $6.8 million, partially offset by purchases of property and equipment of $1.4 million. Cash used in investing activities for the three months ended March 31, 2019 was $0.9 million, which consisted primarily of purchases of property and equipment.

Cash Provided by Financing Activities

Cash used in financing activities was $0.2 million for the three months ended March 31, 2020, which consisted primarily of payments related to the Term Loan. Cash provided by financing activities was $3.0 million for the three months ended March 31, 2019, which consisted primarily of net proceeds from the Term Loan, partially offset by the issuance costs, deferred offering costs and payments under the existing Term Loan.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three month period ended March 31, 2020, as compared to those disclosed in our Annual Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and valuing share-based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies reported in our Annual Report.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March  31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March  31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings as part of our ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and in the “Risk Factors” section of our Annual Report together with all of the other information in this Quarterly Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

The impacts of the COVID-19 pandemic could continue to adversely affect our business.

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 have placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are working closely with our clinical partners and taking steps to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 is expected to be temporarily delayed, and we have temporarily delayed the initiation of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies as well as the Phase 1 portion of our Phase 1/2 clinical trial of NC410, which we had been prepared to begin in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of our Annual Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

We cannot predict the scope and severity of disruptions resulting from COVID-19 or their impacts on us, but business disruptions for us or the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The impact of the COVID-19 pandemic on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic and the extent and effectiveness of government restrictions, relief measures and other actions implemented to address the impact of the pandemic, and resulting economic impacts. We are unable to determine the extent of the impact of the pandemic on our operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

If we or our collaborators encounter difficulties enrolling patients in our clinical trials, as we have in the Phase 2 portion of our ongoing Phase 1/2 clinical trial, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we have experienced a slowdown of enrollment in the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 as a result of the COVID-19 pandemic. Delays from difficulties in patient enrollment in a clinical trial may result in increased costs or affect the timing, outcome or completion of the trial, which could delay or prevent our receipt of regulatory approval the applicable product candidate or to abandon the trial altogether.

We depend on third-party suppliers for key materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. In addition, COVID-19 has disrupted global supply chains, including pharmaceutical and medical supply chains. We cannot be certain that our suppliers will continue to provide us with the quantities of the raw materials that we require or satisfy our anticipated specifications and quality requirements whether due to our size, COVID-19, or otherwise. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

NEXTCURE, INC.

Date: May 7, 2020	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer