Form 10-Q
period 2020-06-30
NextCure, Inc.
filed 2020-08-06
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of August 5, 2020, the registrant had 27,552,751 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$25,050	$34,091
Marketable securities	284,285	300,514
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	4,029	3,684
Total current assets	315,070	339,995
Property and equipment, net	14,831	12,090
Other assets	3,588	4,083
Total assets	$333,489	$356,168
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,435	$1,861
Accrued liabilities	4,118	4,871
Deferred rent, current portion	142	215
Term loan, current portion	1,667	1,667
Deferred revenue, current portion	—	6,428
Total current liabilities	8,362	15,042
Deferred rent, net of current portion	571	359
Term loan, net of current portion	2,639	3,333
Deferred revenue, net of current portion	—	15,950
Total liabilities	11,572	34,684
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019. No shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019, 27,520,650 and 27,499,260 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28	27
Additional paid-in capital	405,763	402,529
Accumulated other comprehensive income (loss)	1,935	(38)
Accumulated deficit	(85,809)	(81,034)
Total stockholders’ equity	321,917	321,484
Total liabilities, preferred stock and stockholders’ equity	$333,489	$356,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Revenue from research and development arrangement	$—	$1,402	$22,378	$2,759

Operating expenses:
Research and development	11,130	7,643	21,708	14,156
General and administrative	4,671	2,714	8,259	4,373
Total operating expenses	15,801	10,357	29,967	18,529
Loss from operations	(15,801)	(8,955)	(7,589)	(15,770)
Other income, net	1,293	734	2,814	1,394
Net loss	$(14,508)	$(8,221)	$(4,775)	$(14,376)
Loss per share:
Net loss per common share—basic and diluted	$(0.53)	$(0.61)	$(0.17)	$(1.92)
Weighted average number of common shares —basic and diluted	27,518,129	13,498,393	27,512,528	7,472,298
Comprehensive Loss:
Net loss	$(14,508)	$(8,221)	$(4,775)	$(14,376)
Unrealized gain on marketable securities	2,478	—	1,935	—
Total comprehensive loss	$(12,030)	$(8,221)	$(2,840)	$(14,376)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2020

	Preferred Stock				Stockholders’ Equity
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	—	—	—	—	1,008	—	—	1,008
Issuance of common stock	—	—	—	—	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	—	—	—	—	(505)	—	(505)
Net income	—	—	—	—	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	—	—	—	—	27,516,402	28	403,573	(543)	(71,301)	331,757
Stock-based compensation	—	—	—	—	—	—	2,187	—	—	2,187
Issuance of common stock	—	—	—	—	4,248	—	3	—	—	3
Unrealized gain on marketable securities, net of tax $0	—	—	—	—	—	—	—	2,478	—	2,478
Net loss	—	—	—	—	—	—	—	—	(14,508)	(14,508)
Balance as of June 30, 2020	—	$—	—	$—	27,520,650	$28	$405,763	$1,935	$(85,809)	$321,917

	Six Months Ended June 30, 2019

	Preferred Stock				Stockholders’ Deficit
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$—	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Issuance of common stock	—	—	—	—	4,697	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	(6,155)	(6,155)
Balance as of March 31, 2019	68,181,819	71,000	56,828,851	91,223	1,379,509	1	739	—	(53,452)	(52,712)
Initial public offering, net of issuance costs of $9.4M	—	—	—	—	5,750,000	6	76,844	—	—	76,850
Conversion of preferred stock to common stock	(68,181,819)	(71,000)	(56,828,851)	(91,223)	15,560,569	15	162,208	—	—	162,223
Stock-based compensation	—	—	—	—	—	—	412	—	—	412
Issuance of common stock upon exercise of vested options, $0.001 par value	—	—	—	—	24,687	1	42	—	—	43
Net loss	—	—	—	—	—	—	—	—	(8,221)	(8,221)
Balance as of June 30, 2019	—	$—	—	$—	22,714,765	$23	$240,245	$—	$(61,673)	$178,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,775)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,538	1,145
Stock-based compensation	3,195	795
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(543)	(2,815)
Accounts payable	574	(493)
Accrued liabilities	(753)	(182)
Deferred rent	139	—
Deferred revenue	(22,378)	(1,759)
Net cash used in operating activities	(23,003)	(17,685)
Cash flows from investing activities:
Maturities of marketable securities	71,565	—
Purchases of marketable securities	(53,364)	—
Purchase of property and equipment	(4,279)	(2,067)
Net cash provided by (used in) investing activities	13,922	(2,067)
Cash flows from financing activities:
Proceeds from initial public offerings, net of issuance costs	—	77,264
Proceeds from issuances of common stock	40	43
Proceeds from the term loan	—	4,540
Payments of the term loan	(694)	—
Net cash (used in) provided by financing activities	(654)	81,847
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,735)	62,095
Cash, cash equivalents and restricted cash — beginning of period	39,130	135,633
Cash, cash equivalents and restricted cash — end of period	$29,395	$197,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$85	$80
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$809	$75
Deferred financing costs included in accrued liabilities	$—	$154
Conversion of convertible preferred stock into common stock	$—	$162,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure” or the “Company”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. Through its proprietary Functional, Integrated, NextCure Discovery in Immuno-Oncology (“FIND-IO”) platform, the Company studies various immune cells in order to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. Since inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, identifying business development opportunities, raising capital, securing intellectual property rights related to the Company’s product candidates, building and optimizing the Company’s manufacturing capabilities and conducting discovery, research and development activities for the Company’s product candidates, discovery programs and its FIND-IO platform.

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

In preparation for the IPO, on May 3, 2019, the Company effected a one-for-8.0338 reverse stock split of its issued and outstanding common stock. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All share and per share information presented in the accompanying financial statements has been adjusted to reflect the reverse common stock split on a retroactive basis for all applicable periods and as of all applicable dates presented.

Upon the closing of the IPO, on May 13, 2019, all outstanding shares of the Company’s convertible preferred stock automatically converted into 15,560,569 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

Upon the closing of the IPO, on May 13, 2019, the Company’s certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2020, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company (Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites.

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic have placed significant strain on the Company’s clinical trial sites, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of the Company’s lead product candidate, NC318. However, the COVID-19 infection rates continue to rise, especially in the United States, which could continue to negatively affect enrollment going forward. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to our planned activities.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Presentation

The unaudited condensed financial statements include the accounts of NextCure, Inc. and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

Unaudited Financial Information

In the opinion of management, the information furnished reflects certain adjustments, all of which are of a normal and recurring nature and are necessary for a fair presentation of the Company’s financial position as of the reported balance sheet date and of the Company’s results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new guidance will require lessees to record most leases on their balance sheets and recognize the related expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, assuming the Company remains an EGC. The Company continues to determine if it will elect to use the practical expedients permitted by the guidance and continues to gather data required to comply with the guidance. Based on the work completed to date, the Company is considering the implications of adopting the new standard, including the discount rate to be used in valuing new and existing leases and all applicable financial statement disclosures required by the new guidance. The Company is continuing to evaluate the effect of adoption and anticipates that it will result in the recognition of additional assets and corresponding liabilities related to the existing leases on its balance sheet. The Company is assessing potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 will be effective for non-EGCs for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 may have on its financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash

The Company is required, as a condition of its $5.0 million term loan (the “Term Loan”), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required Term Loan reserve totaled $4.3 million as of June 30, 2020. This amount is presented in part as restricted cash and in part as other assets on the accompanying balance sheet.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$25,050	$34,091
Restricted cash (including $2,639 and $3,333 in other assets as of June 30, 2020 and December 31, 2019, respectively)	4,345	5,039
Total	$29,395	$39,130

4. Marketable Securities

Marketable securities consist of the following:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
(in thousands)
Agency bonds (government sponsored enterprises)	$24,366	$83	$—	$24,449
Corporate bonds	251,022	1,858	(6)	252,874
Commercial paper	6,962	—	—	6,962
Total	$282,350	$1,941	$(6)	$284,285

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
U.S. treasury securities	$4,991	$—	$—	$4,991
Agency bonds (government sponsored enterprises)	24,437	15	(1)	24,451
Corporate bonds	271,124	103	(155)	271,072
Total	$300,552	$118	$(156)	$300,514

As of June 30, 2020, no marketable securities are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. For the three and six months ended June 30, 2020, respectively, the Company recorded approximately $4,000 and $68,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statement of operations.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	June 30, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$9,956	$9,956	$—	$—
Marketable securities:
Agency bonds	24,449	—	24,449	—
Corporate bonds	252,874	—	252,874	—
Commercial paper	6,962	—	6,962
Total	$294,241	$9,956	$284,285	$—

	December 31, 2019
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,341	$19,341	$—	$—
Marketable securities:
U.S. treasury securities	4,991	—	4,991	—
Agency bonds	24,451	—	24,451	—
Corporate bonds	271,072	—	271,072	—
Total	$319,855	$19,341	$300,514	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2020 and 2019.

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

The Company recognized revenue under the Lilly Agreement of $ 0 million and $22.4 million for the three and six months ended June 30, 2020, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants and directors of the Company.

The NextCure, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) became effective on May 8, 2019, the date on which the Company’s Registration Statement on Form S-1 filed in connection with the IPO was declared effective (the “Effective Date”). The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees, non-employee directors and other key persons (including consultants).

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

As of June 30, 2020, 2,748,100 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2019	2,170,212	$6.51	8.6	$113,295
Granted	1,041,358	$39.07	9.9	—
Exercised	(21,390)	$2.61	7.6	—
Cancelled	(259)	$7.63	8.7	—
Forfeited	(27,663)	$19.89	9.3	—
Outstanding as of June 30, 2020	3,162,258	$17.14	9.1	$32,315
Vested and expected to vest as of June 30, 2020	3,162,258	$17.14	—	$32,315
Exercisable as of June 30, 2020	1,008,066	$4.75	—	$16,820

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2020 and December 31, 2019.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2020 was $24.46. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

was $0.4 million. As of June 30, 2020, there was $28.8 million of total unrecognized compensation expense related to unvested options under the  Plans that will be recognized over a weighted-average period of approximately three years.

The aggregate grant date fair value of stock options and restricted stock vested during the six months ended June 30, 2020 and December 31, 2019  was approximately $31.6 million and $7.6 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$896	$151	$1,348	$300
General and administrative	1,291	261	1,847	495
Total stock-based compensation expense	$2,187	$412	$3,195	$795

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2020		2019
Expected term	5.5 - 6.08	years	6.08	years
Expected volatility	69.7 - 81.1%		69.7%
Risk free interest rate	0.3 - 1.0%		1.96%
Expected dividend yield	—%		—%

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

9. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification of biomarkers and the development of patient selection assays;
●	development of companion or complementary diagnostic for NC318, NC410 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;

●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

These statements are based on management’s current expectations, estimates, forecasts and projections about our business and industry, are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, such as the impacts of the COVID-19 pandemic, and that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks elsewhere in this report, including in the section entitled “Risk Factors” included in Part II, Item 1A, in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission, or the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, levels of activity, performance, or achievements may vary materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they were made. We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law. We qualify all our forward-looking statements by the foregoing cautionary statements.

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

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 have placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are continuing to work closely with our clinical partners and take steps to adjust our protocols and timelines due to the impact of the COVID-19 pandemic, as discussed below. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but if we or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business were to experience related business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The impact of the COVID-19 pandemic on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. We are unable to determine the extent of the impact of the pandemic on our operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or S15. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting in November 2019. We reported initial biomarker data from the Phase 1 portion of this trial, which we believe suggest collectively the potential of NC318 to block S15-mediated immune suppression, in May 2020 at the 2020 Virtual American Society of Clinical Oncology annual meeting, or the ASCO Meeting.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or NSCLC, ovarian cancer, head and neck squamous cell carcinoma, or HNSCC, and triple-negative breast cancer, or TNBC. As we announced in April 2020, initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial has been temporarily delayed given enrollment slowdown due to the COVID-19 pandemic. In April 2020, we announced that given enrollment slowdown due to the COVID-19 pandemic, we expected initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial to be temporarily delayed. However, we will continue to support ongoing activities for patients enrolled in the trial and to work with our clinical sites to enroll new patients as appropriate. In July 2020, we announced that based on the current enrollment criteria and clinical response data, at this time we do not plan to advance the NSCLC and ovarian cancer cohorts into the stage 2 portion of the Simon 2-stage monotherapy trial. We have not established the reason for the absence of responses in these cohorts, including whether it may relate to patient selection criteria, such as whether the patients in these cohorts have tumors that express high levels of S15, or whether NC318 is not active in these tumor types. We will evaluate whether to pursue continued study of NC318 as a monotherapy in NSCLC and ovarian cancer after an analysis of biomarker data from the ongoing trial, the review of which has been delayed from our initial expectations and is not yet complete. We continue to enroll new patients in the HNSCC and TNBC cohorts of the monotherapy trial. One confirmed partial response has been observed in HNSCC, and this indication has been advanced to the stage 2 portion of the Simon 2-stage trial. We expect to announce additional clinical data and biomarker data from this trial in the fourth quarter of 2020, which may inform our decisions with respect to patient selection criteria and which tumor types warrant continued study. The patient selection criteria for the NC318 trial is based on tumors with low PD-L1 expression levels, which based on pre-clinical data was expected to result in a patient population that included patients with tumors that had high levels of S15 expression. The data  reported at the ASCO Meeting indicate that PD-L1 status and S15 status can change over time. As we evaluate additional biomarker data, we may conclude that it is appropriate to refine the patient selection criteria to expressly include markers for S15 expression. We continue to work with collaborators to identify a reliable biomarker for S15 expression that can be readily used for a patient selection assay.

We intend to initiate an additional Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies in patients with advanced or metastatic solid tumors. We expect to continue to evaluate patient selection for this trial based on ongoing biomarker work. Due to the COVID-19 pandemic, we have temporarily delayed initiating this combination trial.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor 1. The U.S. Food and Drug Administration, or the FDA, accepted our investigational new drug application, or IND, for NC410 in the first quarter of  2020. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. We expect to announce data from the Phase 1 portion of this trial in the second half of 2021.

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or Lilly, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended June 30, 2020 and 2019 was $14.5 million and $8.2 million, respectively, and our net loss for the six months ended June 30, 2020 and 2019 was $4.8 million and $14.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $85.8 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements our preferred stock and upfront fees received under our former research and development collaboration agreement with Lilly, or the Lilly Agreement. From our inception through June 30, 2020, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $309.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, our ongoing Phase 1/2 clinical trial of NC410 and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

For the three and six months ended June 30, 2020, we recognized $0 million and $22.4 million, respectively, in revenue under the Lilly Agreement. For the three and six months ended June 30, 2019, we recognized $1.4 million and $2.8 million, respectively, in revenue under the Lilly Agreement. Lilly terminated the Lilly Agreement effective March 3, 2020, or the Lilly Termination Date, and the Company recognized all of the deferred revenue as of the Lilly Termination Date in the condensed statement of operations. Through June 30, 2020, we have not generated any revenue from product sales.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities, development and testing of our product candidates as well as for clinical trials, including:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our corporate sponsored research agreement, or the SRA, and our license agreement with Yale University, or Yale;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. Our expenses related to clinical trials are based on actual costs incurred and estimates of other incurred costs. These estimated costs are based on several factors, including patient enrollment and related expenses at clinical investigator sites, contract services received, consulting agreement costs and efforts expended under contracts with research institutions and third-party contract research organizations that conduct and manage clinical trials on our behalf. We generally accrue estimated costs related to clinical trials based on contracted amounts applied to the level of patient enrollment and other activity according to the protocol. If future timelines or contracts are modified based on changes in the clinical trial protocol or scope of work to be performed, we would modify our estimates of accrued expenses accordingly on a prospective basis. Historically, any such modifications have not been material.

Due to the early-stage nature of our programs and the discovery-related nature of our efforts, we do not track costs on a program-by-program basis. As our current and future product candidates proceed along a development path further in clinical trials, we intend to track the costs of each program.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development, including conducting our ongoing Phase 1/2 clinical trial of NC318, our planned Phase 2 clinical trial in combination with standard of care chemotherapies and preclinical studies and our ongoing Phase 1/2 clinical trial of NC410, as we develop a complementary diagnostic for NC318 if we determine it is advisable, as we expand our current good manufacturing practice, or cGMP, manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs.

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC318 and NC410, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including payroll and stock-based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Revenue:
Revenue from research and development arrangement	$—	$1,402	$(1,402)	$22,378	$2,759	$19,619

Operating expenses:
Research and development	11,130	7,643	3,487	21,708	14,156	7,552
General and administrative	4,671	2,714	1,957	8,259	4,373	3,886
Loss from operations	(15,801)	(8,955)	(6,846)	(7,589)	(15,770)	8,181
Other income, net	1,293	734	559	2,814	1,394	1,420
Net loss	$(14,508)	$(8,221)	$(6,287)	$(4,775)	$(14,376)	$9,601

Revenue from Research and Development Arrangement

Revenue was $0 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $22.4 and $2.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenue for the six months ended June 30, 2020 compared to the same period in 2019 is related to the recognition of all of the deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 increased by $3.5  million to $11.1 million compared to $7.6 million for the three months ended June 30, 2019. The increase was driven primarily by $2.3 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included $0.8 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities. The majority of all research and development  expenses incurred for the three and six month periods ended June 30, 2020 related to NC318.

Research and development expenses for the six months ended June 30, 2020 increased by $7.6 million to $21.7 million compared to $14.2 million for the six months ended June 30, 2019. The increase was driven primarily by $3.7 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included $3.6 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 increased by $2.0 million to $4.7 million as compared to $2.7 million for the three months ended June 30, 2019. The increase was driven primarily by $1.0 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in general and administrative expenses included $0.5 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, and $0.3 million in insurance expenses, primarily due to traditional costs of being a public company beginning in May of 2019.

General and administrative expenses for the six months ended June 30, 2020 increased by $3.9 million to $8.3 million as compared to $4.4 million for the six months ended June 30, 2019. The increase was driven primarily by $1.5 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in general and administrative expenses included $0.9 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, and $0.7 million in insurance expenses.

Other Income, Net

Other income, net for the three months ended June 30, 2020 increased by $0.6 million to $1.3 million from $0.7 million for the three months ended June 30, 2019. The increase was driven primarily by interest income earned on higher cash and marketable securities balances, partially offset by interest expense related to the Term Loan.

Other income, net for the six months ended June 30, 2020 increased by $1.4 million to $2.8 million from $1.4 million for the six months ended June 30, 2019. The increase was driven primarily by interest income earned on higher cash and marketable securities balances, partially offset by interest expense related to the Term Loan.

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

As of June 30, 2020, we had cash and cash equivalents and marketable securities, excluding restricted cash, of $25.1 million and marketable securities of $284.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Under the Term Loan, we will make interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of June 30, 2020, our outstanding borrowings under the Term Loan were $4.3 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by :
Operating activities	$(23,003)	$(17,685)
Investing activities	13,922	(2,067)
Financing activities	(654)	81,847
Net (decrease) increase in cash and cash equivalents	$(9,735)	$62,095

Cash Used in Operating Activities

Net cash used in operating activities was $23.0 million for the six months ended June 30, 2020, which was primarily due to the recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million. Net cash used in operating activities was $17.7 million for the six months ended June 30, 2019, which was primarily due to our net loss of $14.4 million.

Cash Used in Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $13.9 million, which was primarily due to net proceeds from marketable securities of $18.2 million, partially offset by purchases of property and equipment of $4.3 million. Cash used in investing activities for the six months ended June 30, 2019 was $2.1 million, which consisted primarily of purchases of property and equipment.

Cash Provided by Financing Activities

Cash used in financing activities was $0.7 million for the six months ended June 30, 2020, which consisted primarily of payments related to the Term Loan. Cash provided by financing activities was $81.8 million for the six months ended June 30, 2019, which consisted primarily of net proceeds from our IPO.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the six month period ended June 30, 2020, as compared to those disclosed in our Annual Report.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies reported in our Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements that may impact our financial position and results of operations.

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 have placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are continuing to work closely with our clinical partners and take steps to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 was temporarily delayed, and we have temporarily delayed the initiation of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies. In addition, we delayed until July 2020 initiation of the Phase 1 portion of our Phase 1/2 clinical trial of NC410 despite being prepared to begin the trial in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of our Annual Report and this Quarterly Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

The COVID-19 pandemic and its impacts continue to evolve. We cannot predict the scope and severity of disruptions resulting from COVID-19 or their impacts on us, but business disruptions for us or the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The extent to which the COVID-19 pandemic may impact our business and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic and the extent and effectiveness of government restrictions, relief measures and other actions implemented to address the impact of the pandemic, and resulting economic impacts.

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

Recently announced interim results regarding our NC318 monotherapy Phase 1/2 clinical trial may adversely impact our product development efforts.

In July 2020, we announced that based on the current enrollment criteria and clinical response data, at this time we do not currently plan to advance the NSCLC and ovarian cancer cohorts of our NC318 Phase 1/2 monotherapy clinical trial into the stage 2 portion of the Simon 2-stage trial. At this time, we have not established the reason for the absence of responses in these cohorts, including whether it may relate to patient selection criteria, such as whether the patients in these cohorts have tumors that express high levels of S15, or whether NC318 is not active in these tumor types. We have announced that we expect to evaluate whether to pursue continued study of NC318 as a monotherapy in NSCLC and ovarian cancer after an analysis of biomarker data from the ongoing trial, the review of which has been delayed and is not yet complete. There is no assurance as to when or whether biomarker data will become available, and continued delays could impact our development efforts. As we evaluate additional biomarker data, we may also determine that it is appropriate to refine the patient selection criteria to expressly include markers for S15 expression. While we continue to work with collaborators to identify a reliable biomarker for S15 expression that can be readily used for a patient selection assay, there is no assurance that we will be successful in doing so.

The developments in our monotherapy trial could adversely impact our ability to enroll patients, increase the costs and lengthen the timeline for this trial, and impair our ability to gain regulatory approval for and commercialize NC318. Furthermore, as a result of the delay in obtaining biomarker data, we may make decisions about pursuing particular tumor types based on incomplete facts, resulting in decisions to either pursue indications that we should not pursue, or to not pursue indications that we should pursue. In addition, our former chief medical officer resigned effective August 4, 2020, and the developments in our trial could adversely impact our search for a qualified successor; his departure could disrupt our development efforts for NC318 and our other product candidates. Any of these developments could also damage our reputation or investor confidence in our company, disrupt our broader research and development, impact our ability to raise capital, or hinder our ability to execute our strategic plans, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

10.1

Employment Agreement, effective as of July 27, 2020, by and between the Company and Michael Richman (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020).

10.2

Employment Agreement, effective as of July 27, 2020, by and between the Company and Steven P. Cobourn (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020).

10.3

Employment Agreement, effective as of July 27, 2020, by and between the Company and Solomon Langermann, Ph.D. (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020).

10.4	Consulting Agreement, effective as of August 4, 2020, by and between the Company and Kevin Heller, M.D.

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: August 6, 2020	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer