Form 10-Q
period 2020-09-30
NextCure, Inc.
filed 2020-11-05
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, the registrant had 27,553,089 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,534	$34,091
Marketable securities	268,672	300,514
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	4,069	3,684
Total current assets	296,981	339,995
Property and equipment, net	15,819	12,090
Other assets	3,278	4,083
Total assets	$316,078	$356,168
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$186	$1,861
Accrued liabilities	3,754	4,871
Deferred rent, current portion	134	215
Term loan, current portion	1,667	1,667
Deferred revenue, current portion	—	6,428
Total current liabilities	5,741	15,042
Deferred rent, net of current portion	776	359
Term loan, net of current portion	2,222	3,333
Deferred revenue, net of current portion	—	15,950
Total liabilities	8,739	34,684
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019. No shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, 27,553,089 and 27,499,260 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	28	27
Additional paid-in capital	408,189	402,529
Accumulated other comprehensive income (loss)	1,298	(38)
Accumulated deficit	(102,176)	(81,034)
Total stockholders’ equity	307,339	321,484
Total liabilities, preferred stock and stockholders’ equity	$316,078	$356,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Revenue from research and development arrangement	$—	$1,583	$22,378	$4,342

Operating expenses:
Research and development	12,740	8,663	34,448	22,819
General and administrative	4,659	2,622	12,918	6,995
Total operating expenses	17,399	11,285	47,366	29,814
Loss from operations	(17,399)	(9,702)	(24,988)	(25,472)
Other income, net	1,032	1,268	3,846	2,662
Net loss	$(16,367)	$(8,434)	$(21,142)	$(22,810)
Loss per share:
Net loss per common share—basic and diluted	$(0.59)	$(0.37)	$(0.77)	$(1.81)
Weighted average number of common shares —basic and diluted	27,547,737	22,715,567	27,524,350	12,609,219
Comprehensive loss:
Net loss	$(16,367)	$(8,434)	$(21,142)	$(22,810)
Unrealized gain (loss) on marketable securities	(637)	(58)	1,298	(58)
Total comprehensive loss	$(17,004)	$(8,492)	$(19,844)	$(22,868)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2020

	Preferred Stock				Stockholders’ Equity
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	—	—	—	—	1,008	—	—	1,008
Issuance of common stock	—	—	—	—	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	—	—	—	—	(505)	—	(505)
Net income	—	—	—	—	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	—	—	—	—	27,516,402	28	403,573	(543)	(71,301)	331,757
Stock-based compensation	—	—	—	—	—	—	2,187	—	—	2,187
Issuance of common stock	—	—	—	—	4,248	—	3	—	—	3
Unrealized gain on marketable securities, net of tax $0	—	—	—	—	—	—	—	2,478	—	2,478
Net loss	—	—	—	—	—	—	—	—	(14,508)	(14,508)
Balance as of June 30, 2020	—	—	—	—	27,520,650	28	405,763	1,935	(85,809)	321,917
Stock-based compensation	—	—	—	—	—	—	2,372	—	—	2,372
Issuance of common stock	—	—	—	—	32,439	—	54	—	—	54
Unrealized loss on marketable securities, net of tax $0	—	—	—	—	—	—	—	(637)	—	(637)
Net loss	—	—	—	—	—	—	—	—	(16,367)	(16,367)
Balance as of September 30, 2020	—	$—	—	$—	27,553,089	$28	$408,189	$1,298	$(102,176)	$307,339

	Nine Months Ended September 30, 2019

	Preferred Stock				Stockholders’ Deficit
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$—	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Issuance of common stock	—	—	—	—	4,697	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	(6,155)	(6,155)
Balance as of March 31, 2019	68,181,819	71,000	56,828,851	91,223	1,379,509	1	739	—	(53,452)	(52,712)
Initial public offering, net of issuance costs of $9.4M	—	—	—	—	5,750,000	6	76,844	—	—	76,850
Conversion of preferred stock to common stock	(68,181,819)	(71,000)	(56,828,851)	(91,223)	15,560,569	15	162,208	—	—	162,223
Stock-based compensation	—	—	—	—	—	—	412	—	—	412
Issuance of common stock upon exercise of vested options, $0.001 par value	—	—	—	—	24,687	1	42	—	—	43
Net loss	—	—	—	—	—	—	—	—	(8,221)	(8,221)
Balance as of June 30, 2019	—	—	—	—	22,714,765	23	240,245	—	(61,673)	178,595
Stock-based compensation	—	—	—	—	—	—	524	—	—	524
Issuance of common stock	—	—	—	—	24,580	—	22	—	—	22
Unrealized loss on marketable securities, net of tax $0	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	(8,434)	(8,434)
Balance as of September 30, 2019	—	$—	—	$—	22,739,345	$23	$240,791	$(58)	$(70,107)	$170,649

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,142)	$(22,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,423	1,933
Stock-based compensation	5,567	1,319
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(690)	(3,660)
Accounts payable	(1,675)	93
Accrued liabilities	(1,117)	335
Deferred rent	336	—
Deferred revenue	(22,378)	(2,842)
Net cash used in operating activities	(38,676)	(25,632)
Cash flows from investing activities:
Maturities of marketable securities	129,169	—
Purchases of marketable securities	(95,992)	(174,205)
Purchase of property and equipment	(6,152)	(2,557)
Net cash provided by (used in) investing activities	27,025	(176,762)
Cash flows from financing activities:
Proceeds from initial public offerings, net of issuance costs	—	77,264
Proceeds from issuances of common stock	94	65
Proceeds from the term loan	—	4,540
Payments of the term loan	(1,111)	—
Deferred financing costs	—	(134)
Net cash (used in) provided by financing activities	(1,017)	81,735
Net decrease in cash, cash equivalents and restricted cash	(12,668)	(120,659)
Cash, cash equivalents and restricted cash — beginning of period	39,130	135,633
Cash, cash equivalents and restricted cash — end of period	$26,462	$14,974

Supplemental disclosures of cash flow information:
Cash paid for interest	$130	$137
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$134	$73
Deferred financing costs included in accrued liabilities	$—	$134
Conversion of convertible preferred stock into common stock	$—	$162,223

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2020, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company (Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites.

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic initially placed significant strain on the Company’s clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of the Company’s lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to the Company’s planned activities.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Presentation

The unaudited condensed financial statements include the accounts of NextCure and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 will be effective for the Company on January 1, 2022.  Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-EGCs for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 may have on its financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash

The Company is required, as a condition of its $5.0 million term loan (the “Term Loan”), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required Term Loan reserve totaled $3.9 million as of September 30, 2020. This amount is presented in part as restricted cash and in part as other assets on the accompanying balance sheet.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$22,534	$34,091
Restricted cash (including $2,222 and $3,333 in other assets as of September 30, 2020 and December 31, 2019, respectively)	3,928	5,039
Total	$26,462	$39,130

4. Marketable Securities

Marketable securities consist of the following:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Agency bonds (government sponsored enterprises)	$7,342	$23	$—	$7,365
Corporate bonds	253,052	1,330	(55)	254,327
Commercial paper	6,980	—	—	6,980
Total	$267,374	$1,353	$(55)	$268,672

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
U.S. treasury securities	$4,991	$—	$—	$4,991
Agency bonds (government sponsored enterprises)	24,437	15	(1)	24,451
Corporate bonds	271,124	103	(155)	271,072
Total	$300,552	$118	$(156)	$300,514

As of September 30, 2020, no marketable securities are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. For the three and nine months ended September 30, 2020, respectively, the Company recorded approximately $3,000 and $70,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	September 30, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$8,277	$8,277	$—	$—
Marketable securities:
Agency bonds	7,365	—	7,365	—
Corporate bonds	254,327	—	254,327	—
Commercial paper	6,980	—	6,980
Total	$276,949	$8,277	$268,672	$—

	December 31, 2019
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,341	$19,341	$—	$—
Marketable securities:
U.S. treasury securities	4,991	—	4,991	—
Agency bonds	24,451	—	24,451	—
Corporate bonds	271,072	—	271,072	—
Total	$319,855	$19,341	$300,514	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2020 and 2019.

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

The Company recognized revenue under the Lilly Agreement of $0 million and $22.4 million for the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.3 million for the three and nine months ended September 30, 2019, respectively. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

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

As of September 30, 2020, 2,728,278 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2019	2,170,212	$6.51	8.6	$113,295
Granted	1,105,045	$37.34	9.9	—
Exercised	(53,829)	$2.05	7.8	—
Cancelled	(259)	$7.63	8.7	—
Forfeited	(71,528)	$23.35	9.3	—
Outstanding as of September 30, 2020	3,149,641	$17.02	9.1	$6,963
Vested and expected to vest as of September 30, 2020	3,149,641	$17.02	—	$6,963
Exercisable as of September 30, 2020	1,107,818	$5.01	—	$4,755

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2020 and December 31, 2019.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2020 was $23.40. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.4 million. As of September 30, 2020, there was $26.1 million of total unrecognized

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately three years.

The aggregate grant date fair value of stock options and restricted stock vested during the nine months ended September 30, 2020 and December 31, 2019 was approximately $33.8 million and $7.6 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$897	$182	$2,245	$482
General and administrative	1,475	342	3,322	837
Total stock-based compensation expense	$2,372	$524	$5,567	$1,319

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2020		2019
Expected term	5.4 - 6.08	years	6.08	years
Expected volatility	69.7 - 81.1%		69.7%
Risk free interest rate	0.3 - 1.0%		1.96%
Expected dividend yield	—%		—%

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the Company’s condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). The complaint asserts claims against the Company, certain of its officers and members of its board of directors, and the underwriters in the Company’s November 2019 underwritten public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, with respect to statements made regarding the Company’s lead product candidate, NC318. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities between November 5, 2019 and July 14, 2020. The Company intends to vigorously defend the action. Due to the early stages of this matter and unspecified damages sought, at this time, the Company is unable to estimate the potential loss or range of losses.

10. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of companion or complementary diagnostic for NC318, NC410 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;

●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but if we or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business were to experience related business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The impact of the COVID-19 pandemic on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. We are unable to determine the extent of the impact of the pandemic on our operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or S15. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting in November 2019. We reported initial biomarker data from the Phase 1 portion of this trial, which we believe suggest collectively the potential of NC318 to block S15-mediated immune suppression, in May 2020 at the 2020 Virtual American Society of Clinical Oncology annual meeting.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or NSCLC, ovarian cancer, head and neck squamous cell carcinoma, or HNSCC, and triple-negative breast cancer, or TNBC. As we announced in April 2020, initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial has been temporarily delayed given enrollment slowdown due to the COVID-19 pandemic. In April 2020, we announced that given enrollment slowdown due to the COVID-19 pandemic, we expected initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial to be temporarily delayed. However, we continued to support ongoing activities for patients enrolled in the trial and to work with our clinical sites to enroll new patients as appropriate. In July 2020, we announced at that time we did not plan to advance the NSCLC and ovarian cancer cohorts into the stage 2 portion of the Simon 2-stage monotherapy trial. We have not established the reason for the absence of responses in these cohorts. We will evaluate whether to pursue continued study of NC318 as a monotherapy in NSCLC and ovarian cancer after an analysis of biomarker data from the ongoing trial. We continue to enroll new patients in the HNSCC and TNBC cohorts of the monotherapy trial. One confirmed partial response has been observed in HNSCC, and this indication has been advanced to the stage 2 portion of the Simon 2-stage trial. We expect to announce additional clinical data and biomarker data from this trial in the fourth quarter of 2020.

We delayed initiating an additional Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies in patients with advanced or metastatic solid tumors due to the COVID-19 pandemic, and initiation of the trial is now pending further biomarker analysis and assessment of patient selection criteria for the trial.

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or Lilly, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended September 30, 2020 and 2019 was $16.4 million and $8.4 million, respectively, and our net loss for the nine months ended September 30, 2020 and 2019 was $21.1 million and $22.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $102.2 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements our preferred stock and upfront fees received under our former research and development collaboration agreement with Lilly, or the Lilly Agreement. From our inception through September 30, 2020, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $291.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Components of Our Results of Operations

Revenue

For the three and nine months ended September 30, 2020, we recognized $0 million and $22.4 million, respectively, in revenue under the Lilly Agreement. For the three and nine months ended September 30, 2019, we recognized $1.6 million and $4.3 million, respectively, in revenue under the Lilly Agreement. Lilly terminated the Lilly Agreement effective March 3, 2020, or the Lilly Termination Date, and we recognized all of the deferred revenue as of the Lilly Termination Date in the condensed statement of operations. Through September 30, 2020, we have not generated any revenue from product sales.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities, development and testing of our product candidates as well as for clinical trials, including:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our corporate sponsored research agreement and our license agreement with Yale University;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Revenue:
Revenue from research and development arrangement	$—	$1,583	$(1,583)	$22,378	$4,342	$18,036

Operating expenses:
Research and development	12,740	8,663	4,077	34,448	22,819	11,629
General and administrative	4,659	2,622	2,037	12,918	6,995	5,923
Loss from operations	(17,399)	(9,702)	(7,697)	(24,988)	(25,472)	484
Other income, net	1,032	1,268	(236)	3,846	2,662	1,184
Net loss	$(16,367)	$(8,434)	$(7,933)	$(21,142)	$(22,810)	$1,668

Revenue from Research and Development Arrangement

Revenue was $0 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $22.4 and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue for the nine months ended September 30, 2020 compared to the same period in 2019 is related to the recognition of all of the deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 increased by $4.0 million to $12.7 million compared to $8.7 million for the three months ended September 30, 2019. The increase was driven primarily by $2.3 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included $1.3 million in clinical research costs related to advancing NC318 and NC410. The majority of all research and development expenses incurred for the three and nine month periods ended September 30, 2020 related to NC318.

Research and development expenses for the nine months ended September 30, 2020 increased by $11.6 million to $34.4 million compared to $22.8 million for the nine months ended September 30, 2019. The increase was driven primarily by $6.3 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in research and development expenses included $2.8 million in lab supplies and services for NC318, NC410, other early-stage programs and discovery activities, $1.0 million in clinical research costs related to advancing NC318 and NC410, and $0.4 million in depreciation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 increased by $2.1 million to $4.7 million as compared to $2.6 million for the three months ended September 30, 2019. The increase was driven primarily by $0.7 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in general and administrative expenses included $0.4 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, and $0.1 million in insurance expenses, primarily due to traditional costs of being a public company beginning in May of 2019.

General and administrative expenses for the nine months ended September 30, 2020 increased by $5.9 million to $12.9 million as compared to $7.0 million for the nine months ended September 30, 2019. The increase was driven primarily by $1.9 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in general and administrative expenses included $1.3 million for professional fees related to legal, finance and audit services, public relations, compensation and investor relations support, and $0.9 million in insurance expenses.

Other Income, Net

Other income, net for the three months ended September 30, 2020 decreased by $0.3 million to $1.0 million from $1.3 million for the three months ended September 30, 2019.

Other income, net for the nine months ended September 30, 2020 increased by $1.2 million to $3.9 million from $2.7 million for the nine months ended September 30, 2019. The increase was driven primarily by interest income earned on higher cash and marketable securities balances, partially offset by interest expense related to the Term Loan.

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

As of September 30, 2020, we had cash and cash equivalents and marketable securities, excluding restricted cash, of $291.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Under the Term Loan, we will make interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of September 30, 2020, our outstanding borrowings under the Term Loan were $3.9 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by :
Operating activities	$(38,676)	$(25,632)
Investing activities	27,025	(176,762)
Financing activities	(1,017)	81,735
Net decrease in cash and cash equivalents	$(12,668)	$(120,659)

Cash Used in Operating Activities

Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2020, which was primarily due to the recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million. Net cash used in operating activities was $25.6 million for the nine months ended September 30, 2019, which was primarily due to our net loss of $22.8 million.

Cash Used in Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2020 was $27.0 million, which was primarily due to net proceeds from marketable securities of $33.2 million, partially offset by purchases of property and equipment of $6.2 million. Cash used in investing activities for the nine months ended September 30, 2019 was $176.8 million, which consisted primarily of purchases of marketable securities.

Cash Provided by Financing Activities

Cash used in financing activities was $1.0 million for the nine months ended September 30, 2020, which consisted primarily of payments related to the Term Loan. Cash provided by financing activities was $81.7 million for the nine months ended September 30, 2019, which consisted primarily of net proceeds from our IPO.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the nine month period ended September 30, 2020, as compared to those disclosed in our Annual Report.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies reported in our Annual Report.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 9, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. Other than the proceeding described in Note 9, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

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

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 was temporarily delayed, and the initial delay of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies was due to COVID-19. In addition, we delayed until July 2020 initiation of the Phase 1 portion of our Phase 1/2 clinical trial of NC410 despite being prepared to begin the trial in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of our Annual Report and this Quarterly Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

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

In July 2020, we announced that based on the current enrollment criteria and clinical response data, at this time we do not currently plan to advance the NSCLC and ovarian cancer cohorts of our NC318 Phase 1/2 monotherapy clinical trial into the stage 2 portion of the Simon 2-stage trial. At this time, we have not established the reason for the absence of responses in these cohorts, including whether it may relate to patient selection criteria, such as whether the patients in these cohorts have tumors that express high levels of S15, or whether NC318 is not active in these tumor types. We have announced that we expect to evaluate whether to pursue continued study of NC318 as a monotherapy in NSCLC and ovarian cancer after an analysis of biomarker data from the ongoing trial. There is no assurance as to what biomarker data may show.

The developments in our monotherapy trial could adversely impact our ability to enroll patients, increase the costs and lengthen the timeline for this trial, and impair our ability to gain regulatory approval for and commercialize NC318. Furthermore, as a result of the delay in obtaining biomarker data, we may make decisions about pursuing particular tumor types based on incomplete facts, resulting in decisions to either pursue indications that we should not pursue, or to not pursue indications that we should pursue. In addition, our former chief medical officer resigned effective August 4, 2020, and the developments in our trial could adversely impact our search for a qualified successor. His departure could also disrupt our development efforts for NC318 and our other product candidates. Any of these developments could also damage our reputation or investor confidence in our company, disrupt our broader research and development, impact our ability to raise capital, or hinder our ability to execute our strategic plans, which could have a material adverse effect on our business, financial condition, operating results and prospects.

We are now and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). The complaint asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our November 2019 underwritten public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between November 5, 2019 and July 14, 2020. We intend to vigorously defend the action. However, whether or not the claims are successful, this type of litigation is often expensive and can divert management's attention and resources from other business concerns, which could adversely affect our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We maintain liability insurance; however, if any costs or expenses associated with the Ye Zhou action or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

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

10.4

Consulting Agreement, effective as of August 4, 2020, by and between the Company and Kevin Heller, M.D. (incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.5	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2020).

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: November 5, 2020	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer