Form 10-K
period 2020-12-31
NextCure, Inc.
filed 2021-03-04
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $590.0 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 3, 2021, the registrant had 27,599,949 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2020, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the development of patient selection assays and companion or complimentary diagnostics for NC318, NC410, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

These statements, and other forward-looking statements, are based on management’s current expectations, estimates, forecasts and projections about our business and industry, are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, such as the impact of the COVID-19 pandemic, and that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Forward-looking statements contained in this Annual Report should be considered in light of these factors and the factors set forth under “Risk Factor Summary” below and the factors described elsewhere in this Annual Report, including in in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, levels of activity, performance, or achievements may vary materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements.

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

RISK FACTOR SUMMARY

The following is a summary of the principal risk factors that make an investment in our common stock speculative or risky. Before you invest in our securities, you should read the following summary together with the more detailed description of material risks described under "Risk Factors" in Item 1A of this Annual Report and the other information contained in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	The impacts of the COVID-19 pandemic could continue to adversely affect our business.
●	Recently announced interim results regarding our NC318 monotherapy Phase 1/2 clinical trial may adversely impact our product development efforts.
●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, has resulted in delays in NC318's development and could result in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results may not be indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could encounter difficulties enrolling patients in our clinical trials.
●	Because the numbers of subjects in our Phase 1/2 clinical trials of NC318, NC410 and NC762 are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	Development of product candidates in combination with other therapies exposes us to additional regulatory risks.
●	We depend on our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience as an organization and with our manufacturing facility is limited. We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.
●	We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	The loss of our third-party manufacturing partners or our, or our partners', failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our lead product candidates, but no patent has yet issued from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on Yale or other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We are now and may in the future be subject to securities litigation, which can be expensive and could divert management's attention.
●	If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. We view the immune system holistically and, rather than target one specific immune cell type, we focus on understanding biological pathways, the interactions of cells and the role each interaction plays in an immune response. Through our proprietary Functional, Integrated, NextCure Discovery in Immuno-Oncology, or FIND-IO, platform, we study various immune cells to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. We are focused on patients who do not respond to current therapies, patients whose cancer progresses despite treatment and patients with cancer types not adequately addressed by available therapies. We are committed to discovering and developing first-in-class immunomedicines that act by new or unique mechanisms.

Our lead product candidate, NC318, is a first-in-class immunomedicine targeting a novel immunomodulatory receptor called Siglec-15, or S15. We are currently evaluating NC318 for the treatment of advanced or metastatic solid tumors, including head and neck squamous cell carcinoma, or HNSCC, and triple-negative breast cancer, or TNBC. In October 2018, we initiated the Phase 1 portion of a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and preliminary data from the Phase 1 portion were presented in November 2019 at the Society for Immunotherapy of Cancer, or SITC, annual meeting. Data from the trial indicated activity in multiple tumor types, including a complete response and a partial response in patients with non-small cell lung cancer, or NSCLC, and durable stable disease in patients with NSCLC, endometrial cell cancer, ovarian cancer, squamous cell carcinoma, Merkel cell cancer, and head and neck cancer. We began enrolling patients in the Phase 2 portion of the trial in October 2019. In the Phase 2 portion, patients were initially selected based on tumors with a PD-L1 tumor proportion score, or TPS, of less than 50%. In July 2020, we announced a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, we reported that at that time we did not plan to progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021, which we anticipate will allow us to assess response rates in patients selected for S15 positivity. As of December 2020, NC318 continued to be well tolerated in the Phase 2 portion of the trial, with primarily mild or moderate treatment-related adverse events, or TRAEs. The only observed severe or higher grade TRAE in the Phase 2 portion was a grade 3-4 infusion reaction in one patient. While we no longer plan to initiate a study of NC318 in combination with chemotherapy in lung cancer patients at this time, we believe that scientific evidence supports studying a combination of NC318 with an anti-PD-1 therapy. In the second quarter of 2021, Yale plans to initiate a Phase 2 Investigator-Initiated, or IIT, of NC318 as a monotherapy and in combination with pembrolizumab, an anti-PD-1, in NSCLC patients.

NC318 is a monoclonal antibody targeting S15, which is expressed on highly immunosuppressive cells called M2 macrophages and on tumor cells. The immunosuppressive properties of S15 were discovered in 2015 at Yale by our scientific founder Dr. Lieping Chen. Dr. Chen was also the first to discover a molecule he called B7-H1, which is now more widely known as PD-L1, or programmed cell death protein ligand 1, which is the ligand for PD-1, or programmed cell death 1. In preclinical research, we and others have observed that S15 promotes suppression of T cell proliferation and negatively regulates T cell function. NC318 is designed to block S15-mediated immune suppression and restore T cell function and anti-tumor immunity in the tumor microenvironment, or TME, which we believe will reduce and kill tumors. We believe NC318 has the potential to treat multiple cancer indications because S15 is expressed in multiple tumor types and has a unique ability to modulate immune responses in the TME. In addition, because S15 and PD-L1 expression in tumors generally appear to be non-overlapping, we believe NC318 may be well suited to treat patients who are not responding to PD-1/PD-L1 directed cancer therapies.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor 1, or LAIR-1. The U.S. Food and Drug Administration, or FDA, accepted our investigational new drug application, or IND, for NC410 in the first quarter of 2020, and we initiated the Phase 1 portion of a Phase 1/2 clinical trial in patients with advanced or metastatic solid tumors in June 2020 after a temporary delay due to the COVID-19 pandemic. Initial Phase 1 data are expected to be reported in the second half of 2021.

NC410 is a fusion protein designed to block immune suppression mediated by LAIR-1. LAIR-1 is expressed on T cells and antigen-presenting cells, known as dendritic cells, that present tumor antigens to immune cells in order to generate immune responses. The binding of LAIR-1 to collagen or C1q results in loss of immune function in the TME and a reduction in T cell function and dendritic cell activity. By blocking the binding of LAIR-1, NC410 can promote T cell function and dendritic cell activity, which could result in anti-tumor immune responses that eliminate cancer cells. We are currently focused on opportunities for NC410 in ovarian cancer, NSCLC and pancreatic cancer.

Our third product candidate, NC762, is an immunomedicine targeting a molecule called human B7 homolog 4 protein, or B7-H4. We submitted an IND to the FDA for NC762 in the first quarter of 2021, and we intend to initiate a Phase 1/2 clinical trial in patients with lung cancer, HER2+ breast cancer, ovarian cancer and potentially other tumor types in the second quarter of 2021.

NC762 is a monoclonal antibody that binds specifically to B7-H4, a protein expressed on multiple tumor types. We believe NC762 has unique anti-tumor properties and acts by inhibiting tumor cell growth and killing tumor cells, including by enhancing the immune response. We have observed in preclinical studies that NC762 inhibits the growth of human melanoma tumors in mice, and we believe that NC762 has the potential to treat multiple tumor types. Our research indicates that NC762 inhibits tumor cell growth independently of immune cell infiltration in the TME, but that NK cells may contribute to enhanced anti-tumor activity mediated by NC762.

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

Our Strategy

Our strategy is to use our fully integrated discovery and product development infrastructure to build a sustainable pipeline of product candidates to treat cancer patients who are not adequately served by currently available therapies. The key elements of our strategy include:

●	Advancing the clinical development of our lead product candidates, NC318, NC410 and NC762. We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial evaluating NC318 in patients with advanced or metastatic tumors in October 2019. In addition, we believe scientific evidence supports a combination of NC318 with anti-PD-1 therapy, and Yale plans to initiate a Phase 2 IIT of that combination in NSCLC patients in the second quarter of 2021. For NC410, the FDA accepted our IND in the first quarter of 2020 and we initiated the Phase 1 portion of a Phase 1/2 clinical trial in June 2020. For NC762, we submitted our IND in the first quarter of 2021, and we intend to initiate a Phase 1/2 clinical trial in the second quarter of 2021.
●	Building an oncology pipeline of novel targets for new immunomedicines focused on non-responders. We are continuing to leverage our immunological expertise and our FIND-IO platform to identify novel targets relevant to overcoming immune suppression. In addition to our internal discovery efforts, we also seek to leverage our relationship with Dr. Chen’s laboratory at Yale for the discovery of additional targets for immunomedicines.
●	Leveraging our fully integrated development, quality systems and cGMP manufacturing capabilities. Our approach is to integrate key aspects of product development within our organization. We have assembled a team with extensive experience in identifying, characterizing and developing novel immunomedicines. We seek to couple discovery of important targets with the capability to rapidly streamline target validation and conduct key IND-enabling studies, leading to clinical development of lead candidates. Our purpose-built, dedicated, state-of-the-art cGMP manufacturing facility utilizes single-use technology to support development of our pipeline and advancement of our product candidates into and through clinical development. The facility has production capacity of 2,000 liters and is designed to operate as a multi-product facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency.
●	Expanding our current focus and creating new opportunities outside of the oncology field. While our primary focus is oncology, the functional screening approach and proprietary technology of our FIND-IO platform are broadly applicable to the identification of positive and negative immune modulators, and therefore can be used and expanded to discover novel targets in other inflammatory diseases. Our goal is to enable next-generation immunomedicines for other serious inflammatory diseases with significant unmet medical needs in fields beyond oncology. For example, we are developing our FIND-AI platform, a new platform focused on discovery efforts in autoimmunity and inflammation.
●	Extending the reach of our product candidates through strategic partnerships and collaborations. We have exclusive worldwide rights to our current product candidates and our FIND-IO platform. We expect to explore a variety of market opportunities for our current and future product candidates and our platforms, including through the pursuit of strategic partnerships or other collaborations with regard to selected indications or geographical areas such as Asia. We intend for our product candidates to be developed and commercialized globally, by us in key markets and in collaboration with other companies for other geographies.

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

Remodeling the TME and overcoming its immunosuppressive properties is a major focus of cancer research and drug development. Checkpoint inhibitors are a drug class designed to counteract certain tumor defenses against the immune system. Currently approved checkpoint inhibitors were developed based on the belief that an immune system inactivated by co-inhibitory proteins known as checkpoints could be reactivated to recognize and attack the tumor. Therapies against checkpoints, such as PD-L1, PD-1 and CTLA-4, have produced impressive results in the clinic across an array of cancers and have been approved for several malignancies. However, despite the recent success of these checkpoint inhibitors, it is estimated that up to 60% to 70% of cancer patients do not respond to single-agent therapy with checkpoint inhibitors. This limited efficacy highlights the importance of our effort to identify novel targets and molecular pathways responsible for tumor immune evasion mechanisms that we believe will work independently from current targets for cancer immunotherapy.

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

Expanding Targets Beyond T Cells

Our Programs

NC318

NC318 is a monoclonal antibody that binds specifically to human S15 with high affinity. We have observed in preclinical studies that blocking S15 improved the immune response in multiple animal models. We believe that NC318 may help promote an effective anti-tumor immune response by targeting multiple cell types in the TME that express S15, including macrophages and S15-positive tumor cells. Based on the results of the Phase 1 portion of our Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors, we began enrolling patients in the Phase 2 portion of the trial in October 2019. The Phase 2 portion of the trial was designed as a Simon Two-Stage trial, a type of Phase 2 trial that is multi-stage, and is conducted in two stages with the option to stop the trial after the first stage or after the second stage. In the Phase 2 portion, patients were initially selected based on tumors with a PD-L1 TPS of less than 50%. In April 2020, we announced that given enrollment slowdown due to the COVID-19 pandemic, we expected initial data from the Phase 2 portion of the Phase 1/2 monotherapy trial to be temporarily delayed. However, we continued to support ongoing activities for patients enrolled in the trial and to work with our clinical sites to enroll new patients as appropriate.

In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, we reported that at that time we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected at the time of initial screening of patients in the Phase 2 portion of our NC318 trial. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the ongoing Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021 after the assay we have selected for evaluating S15 expression has been validated under the Clinical Laboratory Improvements Amendment, or CLIA. We anticipate the assay and the selection of S15 positive patients will allow us to assess response rates in patients selected for S15 positivity. As of December 2020, NC318 continued to be well tolerated in the Phase 2 portion of the trial, with primarily mild or moderate TRAEs. The only observed severe or higher grade TRAE in the Phase 2 portion was a grade 3-4 TRAE infusion reaction in one patient. While we no longer plan to initiate a study of NC318 in combination with chemotherapy at this time, we believe that scientific evidence supports a combination of NC318 with anti-PD-1 therapy. In the second quarter of 2021, Yale plans to initiate a Phase 2 IIT of NC318 in combination with pembrolizumab, an anti-PD-1, in NSCLC patients. We have exclusive worldwide rights to NC318.

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

S15 is Highly Immunosuppressive in the TME

S15
Tumor cell
S15
M2 macrophage
OR
Myeloid cell
Inactive T cell
Differentiation and survival
Distinct S15-induced myeloid cell
Increase in inflammatory cytokines
Immunosuppression and tumor growth

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

NC318 is Designed to Block Immunosuppressive Activity Induced by S15

Phase 1/2 Clinical Trial

In October 2018, we initiated the Phase 1 portion of a Phase 1/2 clinical trial to evaluate NC318 as a monotherapy in patients with advanced or metastatic solid tumors. This ongoing trial is an open-label Phase 1/2 clinical trial designed to assess the safety and tolerability of NC318, to define the maximum tolerable dose and/or pharmacologically active dose and to assess preliminary efficacy. Patients receive NC318 on day one of each cycle. We initiated the trial with 14-day cycles; however, over the course of the trial we expect to continue to evaluate alternate doses and dose administration schedules depending on pharmacokinetics, pharmacodynamics, biomarker data, safety results and feedback from investigators. The trial is being conducted in two phases.

The Phase 1 portion was designed to determine the pharmacologically active dose, defined as the dose that provides a maximal biologic effect, such as an increase in biomarkers of immune activation or a reduction of biomarkers associated with immune suppression, and/or the maximum tolerable dose of NC318, including defining the optimal dose administration schedule and the maximum number of tolerated doses. We completed enrollment of the Phase 1 portion of the trial in August 2019 and dosed 49 patients across seven dose cohorts: 8 mg, 24 mg, 80 mg, 240 mg, 400 mg, 800 mg and 1,600 mg, the last of which was added to the trial because a maximum tolerated dose had not been reached through 800 mg. The most common tumors in the Phase 1 portion of the Phase 1/2 trial were NSCLC (13 patients), ovarian (7 patients), melanoma (7 patients), breast (4 patients) and colorectal (3 patients). Enrolled patients had all been subject to previous cancer treatments, with a median of three prior therapies, and all 13 NSCLC patients were PD-1 refractory and had been treated with a median of four prior therapies.

Preliminary data from the Phase 1 portion were presented in November 2019 at the SITC annual meeting and updated data were announced in December 2020. As of December 17, 2020, NC318 had been well tolerated in the Phase 1 portion of the trial and only one dose-limiting toxicity, a grade 3 pneumonitis at the highest dose level, had been observed. Treatment-related adverse events experienced by more than 5% of patients as of that date were diarrhea, infusion reactions, fatigue, headaches, pruritis, elevated amylase and elevated lipase. Most treatment-related adverse events were easily manageable, asymptomatic or mild or moderate, with the exception of one case of grade 3 episcleritis/uveitis at the 400 mg dose level that resolved after steroid therapy and two cases of grade 3 pneumonitis (one at the 400 mg dose level and one at the 1,600 mg dose level). We also observed two grade 1 cases of vitiligo (one at the 80 mg dose level and one at the 400 mg dose level) that, along with other immune-related adverse events including diarrhea, elevated amylase and lipase, pruritis, episcleritis/uveitis and pneumonitis, indicate NC318’s activity as a modulator of the immune system.

Data from the Phase 1 portion of the trial indicate activity in multiple tumor types, including durable stable disease in patients with NSCLC, endometrial cell cancer, ovarian cancer, squamous cell carcinoma, Merkel cell cancer, and head and neck cancer. As of December 17, 2020, durable responses observed include one complete response, which remained ongoing at 104 weeks, and one partial response, which remained ongoing at 78 weeks, both in NSCLC patients, as well as 10 patients with stable disease, which remained ongoing for six months or more. The patient with the complete response had multiple lesions prior to treatment with NC318, including two lesions that were at least 10 mm. Among the 10 patients with stable disease, four patients have NSCLC with stable disease for six months or more.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 in October 2019. The Phase 2 portion of the trial is an open-label trial designed to detect a relevant efficacy signal, or response rate, for each tumor type at a 400 mg dose administered every two weeks. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including NSCLC, ovarian cancer, HNSCC and TNBC. In the Phase 2 portion, patients were initially selected based on tumors with a PD-L1 TPS of less than 50%. S15 expression will be analyzed retrospectively in all pretreatment biopsies successfully obtained from the Phase 2 patients. The primary endpoints for the Phase 2 portion of the trial are safety and tolerability, and secondary endpoints include response rate, progression-free survival, duration of response and overall survival.

In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient, which supported advancing that indication into the second stage of the Simon 2-stage trial. In addition, at the time, we reported that at that time we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion of PD-L1 expression did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the ongoing Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021 after the assay we have selected for evaluating S15 expression has been validated under the Clinical Laboratory Improvements Amendment, or CLIA. We anticipate the assay and the selection of S15 positive patients will allow us to assess response rates in patients selected for S15 positivity. As of December 2020, NC318 continued to be well tolerated in the Phase 2 portion of the trial, with primarily mild or moderate TRAEs. The only observed severe or higher grade TRAE in the Phase 2 portion was a grade 3-4 TRAE infusion reaction in one patient.

Phase 2 Combination Clinical Trial

We believe scientific evidence supports a combination with anti-PD-1 therapy. In the second quarter of 2021, Yale plans to initiate a Phase 2 IIT of NC318 in combination with pembrolizumab, an anti-PD-1, in patients with NSCLC.

We understand that the trial is designed with both monotherapy arms to evaluate safety and responses to NC318 alone, and combination arms to evaluate the safety of the combination with pembrolizumab and responses to the combination. At this time, we no longer plan to initiate a study of NC318 in combination with chemotherapy.

NC410

NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of and decoy protein for LAIR-1, and is designed to block immune suppression mediated by LAIR-1. Multiple preclinical studies support our understanding that eliminating or blocking the binding of LAIR-1 restores normal immune function in multiple immune cells. Our translational work has shown that NC410 blocks the interaction of LAIR-1 with its binding partners, thereby promoting T cell function and dendritic cell activity to contribute to restoring anti-tumor immune activity. Consistent with our strategy, we believe NC410 has the potential to address the needs of patients who are not adequately addressed by currently available therapies. The FDA accepted our IND in the first quarter of 2020 and we initiated the Phase 1 portion of a Phase 1/2 clinical trial in patients with advanced or metastatic solid tumors in June 2020 after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410, and to determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. We expect to announce data from the Phase 1 portion of this trial in the second half of 2021. We have exclusive worldwide rights to NC410.

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

NC410 Reversed Immune Suppression
Caused by LAIR-1 Binding with Collagen and C1q

1200
1000
800
600
400
Immune Cell Activation (TNF-α pg/mL)
Collagen peptide 20 µg/mL
0 µg/mL
10 µg/mL
100 µg/mL
NC410
800
600
400
200
0
Myeloid Cell Activation (IL-6 pg/mL)
C1q 10 µg/mL
0 µg/mL
2.5 µg/mL
10 µg/mL
NC410

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

Mouse P815 Mastocytoma Model

Human HT29 Colon Adenocarcinoma Model

NC410 Decreased Tumor Volume

Our Clinical Development Plan for NC410

We and others have analyzed genomic and protein databases and observed that LAIR-1 expression levels negatively correlate with survival rates for several cancers, including brain, renal, colorectal, glioma, lung, urothelial and ovarian cancers. These analyses support possible targeting of these tumor types as primary indications for therapeutic treatment with NC410. We are conducting expansive screening efforts on tumor samples from different solid tumor types to identify tumors that express LAIR-1 on the surface of either cancer cells or infiltrating immune cells to guide our ultimate selection of patients for the Phase 2 portion of the Phase 1/2 clinical trial.

The FDA accepted our IND in the first quarter of 2020 and we initiated the Phase 1 portion of a Phase 1/2 clinical trial in patients with advanced or metastatic solid tumors in June 2020 after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410, and to determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. We expect to announce data from the Phase 1 portion of this trial in the second half of 2021. We have exclusive worldwide rights to NC410.

NC762

NC762 is a monoclonal antibody that binds specifically to human B7 homolog 4 protein, or B7-H4, a protein expressed on multiple tumor types. We believe NC762 acts by inhibiting tumor cell growth. While the inhibitory effect on tumor growth does not appear to be dependent upon T cells, we believe NK cells may contribute to enhanced anti-tumor activity mediated by NC762. We have observed in preclinical studies that NC762 inhibits the growth of human melanoma tumors in mice, and we believe that NC762 has the potential to treat multiple tumor types. We submitted an IND to the FDA for NC762 in the first quarter of 2021, and we intend to initiate a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, and ovarian cancer, and potentially other tumor types in the second quarter of 2021. We anticipate initial Phase 1 data in mid-2022. In connection with our development work for NC762, we have developed an immunohistochemistry, or IHC, assay to test tumors for B7-H4 positivity and have performed screening of multiple tumor types. We have validated the assay for use in clinical trials, and we intend to use it in the Phase 1/2 clinical trial to select patients for treatment through patient biopsies. In addition to the planned clinical trial, we plan to continue pre-clinical work including to identify tumor indications most likely to respond to NC762. We have exclusive worldwide rights to NC762.

B7-H4 Background

B7-H4 is a cell surface protein expressed on multiple tumor types, including non-small cell lung cancer, ovarian cancer, breast cancer and hepatocellular carcinoma, and on tumor-associated macrophages, and shows limited expression in most normal tissues. B7-H4 was initially discovered in 2003 in the Mayo Clinic lab of our scientific co-founder Dr. Lieping Chen. It is a member of the same family of co-inhibitory checkpoint proteins as B7-H1, known as PD-L1, which was also discovered by Dr. Chen's lab, and PD-L2. See "Immuno-Oncology Background." B7-H4 has been shown in published articles to negatively regulate T cell immune response, inhibit cytokine production, suppress antigen-presenting cells, promote immune escape and play a role in tumorigenesis and tumor development. Expression of B7-H4 in tumor cells has been shown in pre-clinical research and published articles to be correlated with reduced overall survival, and B7-H4 has generally non-overlapping expression with both PD-L1 and S15. Given the low expression of B7-H4 on healthy cells and the results of our preclinical cross-tissue reactivity studies (see "-Preclinical Data" below), we believe that anti-B7-H4 treatment is unlikely to inadvertently cause adverse effects of tissues and pathways outside of B7-H4 positive tumors and tumor-associated macrophages.

NC762 is a novel immunotherapeutic protein that binds to B7-H4 on the cell surface of tumors. We believe NC762 acts by inhibiting tumor cell growth and killing tumor cells, including by enhancing immune response. Preclinical research indicates that the primary mechanism of action of NC762 inhibits tumor cell growth independently of immune cell infiltration into the tumor microenvironment, meaning that it should not require the use of a separate toxic payload linked to the antibody as part of treatment. NC762 was also designed to enhance immune response by allowing for enhanced binding to CD16a/FcγRIIIa, a receptor found on the surface of natural killer, or NK cells, in order to increase antibody-dependent cell-mediated cytotoxicity, or ADCC, activity. ADCC is a process by which effector cells such as NK cells interact with and kill antibody-coated target cells such as tumor cells. Extensive in vivo modeling data using human melanoma in mouse models expressing B7-H4 indicates that NC762's anti-tumor effect may be enhanced in the presence of NK cells, but that it has an anti-tumor impact even in the absence of peripheral blood mononuclear cells (comprising several types of white blood cells including NK cells), and that the primary mechanism by which NC762 inhibits tumor growth is therefore ADCC-independent.

Preclinical studies did not raise any significant safety concerns with NC762. Specifically, dosage of cynomolgus monkeys at doses up to 100 mg/kg did not result in any observed adverse effects. A tissue cross-reactivity study of 37 tissues from three individuals found no signals that NC762 binds to tissues other than tumor tissue, which indicates that NC762 is not expected to bind off target and harm cells, tissues and pathways outside of B7-H4 positive tumors and tumor-associated macrophages. In addition, an analysis of changes in serum cytokines in vitro leads us to believe that treatment with NC762 is unlikely to trigger overactive immune responses known as cytokine storms that can have harmful effects.

We have developed an IHC assay using a commercially purchased antibody to test tumors for B7-H4 positivity, and have performed screening of multiple tumor types. We intend to use this assay to select patients for treatment through patient biopsies, including in the Phase 1 dose expansion portion of our planned Phase 1/2 clinical trial, and have validated the assay for use in clinical trials. We also intend to retroactively use immunophenotyping and serum analysis as part of our clinical trials to determine the types of cells present after treatment in order to identify biomarkers, to look for signs of clinical activity, and to help determine the likelihood of responsiveness to treatment with NC762.

Preclinical Data

To demonstrate that NC762's mechanism of action is independent of ADCC, we inoculated immunodeficient mice with human melanoma cells expressing B7-H4 and treated the mice with either NC762 or a version of NC762, called NC762.FES, that we modified to significantly reduce its ability to bind to immune cell receptors, which essentially eliminated any ADCC activity that may be caused by NC762. Mice treated with both versions of NC762 experienced significantly reduced tumor growth as compared to the control group (left panel). The data therefore indicates that NC762 mediated inhibitory activity on tumor growth in vivo independent of ADCC activity. The data also shows that NC762's anti-tumor effect may be enhanced in the presence of NK cells (middle panel), but that T-cells are not required (right panel).

Our Clinical Development Plan for NC762

We and others have observed that B7-H4 is widely expressed on a number of cancers, including non-small cell lung cancer, ovarian cancer, breast cancer and hepatocellular carcinoma. These analyses support possible targeting of these tumor types as primary indications for therapeutic treatment with NC762. Using a B7-H4-specific antibody that we identified and optimized for IHC analyses, we are currently staining various cancer tissues to gain a more comprehensive and definitive understanding of B7-H4 prevalence in both primary and metastatic lesions.

We submitted an IND to the FDA for NC762 in the first quarter of 2021, and we intend to initiate a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, and ovarian cancer, and potentially other tumor types in the second quarter of 2021. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762, and to determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types.

Our Research Programs

In addition to NC318, NC410, and NC762, we are also pursuing preclinical evaluation of other potential novel immunomodulatory molecules.

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

Our Collaboration Agreements

Agreements with Yale University

License Agreement with Yale

We entered into a license agreement with Yale, or the Yale Agreement, in December 2015 pursuant to which we obtained an exclusive, royalty-bearing, sublicensable worldwide license to products that either incorporate certain licensed patents used in the discovery of targets or arise out of research and development of Dr. Chen’s laboratory at Yale, including S15, and amended the Yale Agreement effective January 2020. We are obligated to pay Yale low single-digit royalties on sales of products, including NC318, that are either covered by the patents licensed to us under the Yale Agreement or arise out of Dr. Chen’s laboratory as a result of research under the corporate sponsored research agreement described below, subject to minimum annual royalty payments in the low to mid hundreds of thousands of dollars. Until we are required to pay royalties under the Yale Agreement, we must pay an annual license maintenance fee to Yale in the mid to high tens of thousands of dollars. In addition, with respect to each product covered by licenses under the Yale Agreement, we are obligated to pay Yale milestone payments upon (i) the initiation of each of a Phase 1 clinical trial, Phase 2 clinical trial and Phase 3 clinical trial or a pivotal trial, (ii) first commercial sale in the United States and (iii) first commercial sale in China, Japan or a major European country, in an aggregate amount of up to $2,975,000. The term of the license agreement with Yale runs, on a country-by-country basis, until the later of the expiration of all licensed patents or 10 years from the first commercial sale in such country, unless Yale has cause to terminate earlier for our material breach of the license, bankruptcy or if we or any sublicensee bring a challenge against Yale in relation to the licensed patents. We have the right to terminate the Yale Agreement for Yale’s material breach or at any time during the term with six months’ prior written notice to Yale.

Sponsored Research Agreement with Yale

In connection with the Yale Agreement, we also entered into a corporate sponsored research agreement, or the SRA, with Yale, pursuant to which we have agreed to provide an aggregate of up to $15 million to fund a research program aimed at discovering new targets for immunomedicines. The research program is under the direction and supervision of Dr. Chen. Pursuant to the SRA, we have the option to add any patents invented pursuant to the research program as a licensed patent under the Yale Agreement and the right to obtain a royalty-bearing, exclusive, worldwide license to any such patents. If we do not exercise our option within the exercise period, Yale is permitted to license any such patents to any third party. The SRA has been extended for one year and will expire on December 31, 2021. We have the option of further extending the term upon mutual agreement with Yale. We can terminate the SRA at any time upon 90 days’ written notice to Yale. Yale can terminate for an uncured breach or with 90 days’ written notice for cause.

Former Research and Development Collaboration with Lilly

Effective March 3, 2020, Eli Lilly and Company, or Lilly, terminated the multi-year research and development collaboration agreement, or the Lilly Agreement, without cause that we had entered into with Lilly in November 2018 and that focused on the discovery and development of immunomedicines for oncology using our FIND-IO platform. Under the agreement, we had granted Lilly the exclusive option to obtain worldwide exclusive licenses to research, develop, manufacture and commercialize multiple compounds and products directed to oncology targets identified through our research collaboration.

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support our pipeline and advance our product candidates into and through clinical development. The facility had an initial production capacity of 1,000 liters, but that capacity was expanded in 2020 to 2,000 liters in order to support multiple product candidates. The investment in our manufacturing facility is a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. While other companies may need to work with third parties for antibody production, we can do so in our own facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency. We are currently manufacturing all of the drug supply for our preclinical studies and our Phase 1/2 clinical trials of NC318, NC410, and NC762 and intend to provide the drug supply for future clinical trials of NC318, NC410, and NC762. As we advance the development of our growing pipeline of product candidates, we will continue to evaluate the merits of further expanding our internal manufacturing capabilities, including for the production of commercial drug supply, as compared to collaborating with third-party manufacturers.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We rely on a combination of patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2020, our intellectual property portfolio includes, on a worldwide basis, 20 pending foreign patent applications relating to NC318, NC410, and NC762, two pending U.S. patent application relating to NC318, one pending U.S. patent application relating to NC410, and two pending U.S. patent applications relating to NC762, and additional pending patent applications for other discovery and research programs. Patents resulting from our patent applications for NC318 and NC410, if issued, are expected to expire beginning in 2037 absent any patent term adjustments or extensions and for NC762, if issued, are expected to expire beginning in 2039 absent any patent term adjustments or extensions.

In addition, as described above, under the Yale Agreement, we have an exclusive, royalty-bearing, sublicensable worldwide license from Yale for an intellectual property portfolio, including among other things patent applications relating to methods of use for S15 that covers the use of NC318 and one allowed patent relating to FIND-IO. Any patents from these patent applications, if issued, are expected to expire no earlier than 2036 absent any patent term adjustments or extensions.

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

An applicant seeking approval to market and distribute a biologic in the United States must typically undertake the following:

●	completion of non-clinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
●	manufacture, labeling and distribution of investigational drug in compliance with cGMP;
●	submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practices requirements, or cGCP, to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;
●	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials requesting marketing approval for one or more proposed indications;
●	obtain satisfactory completion of an FDA Advisory Committee review, where appropriate, as may be requested by the FDA to assist with its review;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the proposed product, or certain components thereof, are produced to assess compliance with cGMP and data integrity requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, safety, quality, purity and potency;
●	satisfactory completion of FDA audits of selected clinical investigation sites to assure compliance with cGCP requirements and the integrity of the clinical data;
●	payment of user fees under the Prescription Drug User Fee Act for the relevant year;
●	obtain FDA review and approval of the BLA to permit commercial marketing of the licensed biologic for particular indications for use in the United States; and
●	compliance with post-approval requirements, including the potential requirements to implement a Risk Evaluation and Mitigation Strategy, or REMS, adverse event and biological product deviation reporting and to complete any post-approval studies.

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

Clinical Trials

For purposes of BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans and the side effects associated with increasing doses. These trials may also yield early evidence of effectiveness.
●	Phase 2: The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3: The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to generate sufficient data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval by the FDA.

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

The FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-approval studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

●	fines, Warning Letters, Untitled Letters or holds on post-approval clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal of the FDA to permit the import or export of products or Import Alert; or
●	permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as other federal and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil, administrative, and criminal fines, penalties, and agreements that materially restrict the manner in which a company promotes or distributes products. The federal government has levied large civil, administrative, and criminal fines and penalties against companies for alleged improper promotion, and has also requested that companies enter into consent decrees and permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. On December 20, 2019, President Trump signed into law H.R. 1865, the Further Consolidated Appropriations Act of 2020. The law includes significant provisions related to the Trump Administration’s biosimilars policy framework and FDA’s implementation of the BPCIA, such as clarifying that “chemically synthesized polypeptides” are no longer excluded from being regulated as biologics, while “peptides” (polymers composed of 40 or fewer amino acids) will continue to be regulated as drugs unless they otherwise meet the statutory definition of biological products. In addition, the Further Consolidated Appropriations Act of 2020 clarifies exclusivity and procedural issues related to certain biologics approved as drugs pursuant to new drug applications, or NDAs, to be the subject of an approved BLA, or transition biological products. The law also incorporates provisions intended to reduce price and increase competitiveness in the pharmaceutical industry. The law amends the

FDCA to create a private right of action against NDA or BLA holders that refuse to provide sufficient quantities of samples of an approved reference product to generic and biosimilar developers. In July 2018, the FDA released its Biosimilars Action Plan to improve the efficiency of the biosimilar and interchangeable product development and approval process. The Further Consolidated Appropriations Act of 2020 is consistent with FDA guidance documents issued in December 2018 that were intended to advance the agency’s biosimilars policy framework. The implementation of the Further Consolidated Appropriations Act of 2020 and the ultimate impact of the agency’s Biosimilars Action Plan are uncertain and may evolve over time through future laws and regulations and guidance provided by regulatory and governing bodies. In addition, other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have been the subject of recent litigation.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, or FCA, which prohibits, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibits (i) knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;
●	HIPAA and its implementing regulations, which impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities, including health plans, healthcare clearinghouses and certain healthcare providers, and their business associates, individuals or entities that perform certain services on behalf of a covered entity that involve the use or disclosure of individually identifiable health information. HIPAA includes several tiers of civil monetary penalties as well as criminal penalties. In addition, state attorneys general have authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Research institutions that we collaborate with and healthcare providers who may prescribe our products, once commercialized, are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;
●	Numerous other federal and state laws and regulations that also govern the privacy and security of individually identifiable health information, including state data breach notification laws, state health information or genetic privacy laws, and federal and state consumer protection laws such as Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act, or CCPA. Compliance with these laws – which differ in significant ways and may not have the same effect – is constantly evolving and can be difficult and time consuming. The CCPA, which took effect on January 1, 2020, establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers, and other states could enact similar laws. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space. Similarly, numerous legislative proposals in the European Union, the United States, at both the federal and state level, and other jurisdictions could impose new obligations or limitations that affect our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of research activities. These laws and regulations, as well as any associated claims, inquiries, investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under

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
●	Analogous U.S. state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require drug manufacturers to report information on the pricing of certain drugs; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

In the United States there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that have significantly affected the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA: subjects biologics to potential competition by lower-cost biosimilars; addresses a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a Medicare Part D coverage gap discount program in which, as a condition of coverage of its products under Medicare Part D, manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period.

The ACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. Additional legislative or regulatory changes related to the ACA remain possible.

In December 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. The Supreme Court of the United States granted certiorari on March 2, 2020 and heard oral argument on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. The case is expected to be decided by mid-2021. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace or invalidate the ACA or its implementing regulations, or portions thereof, will impact the ACA and its implementation.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several recent U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation and regulation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, CMS issued an interim final rule that implemented a mandatory “Most Favored Nation” demonstration model to test reimbursement of drugs or biologicals under Medicare Part B based on international reference prices, but the final rule is currently subject to a nationwide preliminary injunction, and it remains to be seen whether orders such as these and resulting regulations will remain in force during the Biden Administration Policymakers have indicated that they will continue to seek legislative and administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Moreover, in May 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Human Capital Resources

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. As of December 31, 2020, we had 90 full-time employees.

We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success, and competition for skilled personnel is intense and the turnover rate can be high in our industry. We have historically addressed the turnover we have encountered and grown our headcount in support of our expanding pipeline of research programs and product candidates, but we continue to monitor our turnover rate and the overall supply of skilled labor in the market. We also monitor our compensation programs closely and provide what we consider to be a competitive mix of compensation and benefits for our employees, as well as participation in our equity programs. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $36.6 million and $33.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $117.6 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement, which was terminated effective March 2020. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, our discovery programs and our FIND-IO platform.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;
●	leverage our FIND-IO platform to advance additional product candidates into preclinical and clinical development;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	expand our cGMP manufacturing capacity, including to provide drug supply for future clinical trials;
●	hire additional clinical, quality control, regulatory, scientific and administrative personnel;

●	expand our operational, financial and management systems and increase personnel, including to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio;
●	establish a marketing, sales, distribution and medical affairs infrastructure to commercialize any products for which we may obtain marketing approval and commercialize, whether on our own or jointly with a partner;
●	acquire or in-license other technologies or engage in strategic partnerships; and
●	incur additional legal, accounting or other expenses in operating our business.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trials for NC318 and NC410 and our planned Phase 1/2 clinical for NC762;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;
●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including NC318, NC410, or NC762, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing NC318, NC410, NC762 and our other product candidates, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for NC318, NC410, NC762, and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC318, NC410, NC762 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC318, NC410, NC762 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	the success of the SRA with Yale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2020, we had $283.4 million in cash, cash equivalents (excluding restricted cash) and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur that are within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

If we raise additional capital through marketing, sales and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In July 2020, we announced that based on the current enrollment criteria and clinical response data, we did not plan at that time to advance the NSCLC and ovarian cancer cohorts of our NC318 Phase 1/2 monotherapy clinical trial into the stage 2 portion of the Simon 2-stage trial. In December 2020, we announced that the initial selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021, which we anticipate will allow us to assess response rates in patients selected for S15 positivity. The developments in this trial could increase the costs and lengthen the timeline for this trial, adversely impact our ability to enroll patients and impair our ability to gain regulatory approval for and commercialize NC318. We could also make decisions about pursuing particular tumor types based on incomplete facts, resulting in decisions to either pursue indications that we should not pursue, or to not pursue indications that we should pursue. In addition, our former chief medical officer resigned effective August 4, 2020, and a new chief medical officer was appointed effective January 14, 2021. This transition could also delay or otherwise adversely impact our development efforts for NC318 and our other product candidates. Any of these developments could damage our reputation or investor confidence in our company, disrupt our broader research and development, impact our ability to raise capital, or hinder our ability to execute our strategic plans, which could have a material adverse effect on our business, financial condition, operating results and prospects.

As an organization, we have limited experience designing and implementing clinical trials, and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs and in delayed timelines.

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. For example, in December 2020, we announced that the initial selection criterion for our Phase 1/2 trial in NC318 did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors, and that as a result we are modifying the Phase 2 portion of the trial for S15 selection. And, in our NC318 trial, we are continuing to evaluate alternate doses and dose administration schedules depending on pharmacokinetics, pharmacodynamics, biomarker data, safety results and feedback from investigators. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410, NC762 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410, NC762 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of NC318, NC410, NC762 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

The impacts of the COVID-19 pandemic could continue to adversely affect our business.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. Spikes of COVID-19 infection rates, especially in the United States, could also negatively affect enrollment. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 were temporarily delayed, and the initial delay of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies was due to COVID-19. In addition, we delayed until July 2020 initiation of the Phase 1 portion of our Phase 1/2 clinical trial of NC410 despite being prepared to begin the trial in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, further challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work or losing productivity, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in this “Risk Factors” section, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

The COVID-19 pandemic and its impacts continue to evolve. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but business disruptions for us or the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The extent to which the COVID-19 pandemic may continue to impact our business and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic and the extent and effectiveness of government restrictions, relief measures and other actions implemented to address the impact of the pandemic, and resulting economic impacts.

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

We are early in our development efforts. We initiated our first clinical trial for NC318, our lead product candidate, in October 2018, our first clinical trial for our second product candidate, NC410, in June 2020, and submitted the IND for our first clinical trial for our third product candidate, NC762, in the first quarter of 2021. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of NC318, NC410, NC762 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies and our clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs for any future product candidates;
●	successful enrollment in and completion of clinical trials;
●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;
●	our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers, if needed;
●	whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned or anticipated to support approval of our product candidates;
●	acceptance of our proposed indications and the primary endpoint assessments evaluated in the clinical trials of our product candidates by the FDA and comparable foreign regulatory authorities;
●	receipt and maintenance of timely marketing approvals from applicable regulatory authorities;
●	successfully launching commercial sales of our product candidates, if approved;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	acceptance of the benefits and uses of our product candidates, if approved, by patients, the medical community and third-party payors;

●	maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following approval;
●	our compliance with any post-approval requirements imposed on our products, such as postmarketing studies, a REMS or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost-prohibitive;
●	competing effectively with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
●	our ability to identify targets and immunomedicines, whether through our FIND-IO platform, through our relationship with Yale or otherwise; and
●	enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that NC318, NC410, NC762 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

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

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe, pure and potent for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA or regulatory submissions to comparable regulatory authorities to obtain regulatory approval in such jurisdiction; and
●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve our manufacturing processes or facility or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Although we initiated Phase 1/2 clinical trials of NC318 and NC410 in October 2018 and June 2020, respectively, and submitted the IND for a Phase 1/2 clinical trial of NC762 in the first quarter of 2021, we may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for NC318, NC410, NC762 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we are modifying the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021, which we anticipate will allow us to assess response rates in patients selected for S15 positivity after the initial selection criterion did not result in enough S15-positive patients. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;
●	the FDA or other regulatory authorities, IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;
●	clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;
●	the number of patients required for clinical trials may be larger than we anticipate or we may have difficulty in recruiting and enrolling patients to participate in clinical trials, including as a result of the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease, competition from other clinical trial programs for similar indications and clinical trial subjects and the impact of public health emergencies, such as the COVID-19 pandemic;
●	it may be difficult to enroll a sufficient number of patients, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
●	any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;
●	we may face hurdles in addressing subject safety concerns that arise during the course of a trial, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;
●	the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
●	we, or third parties on whom we are dependent, may suffer business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health emergencies, such as the coronavirus.

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

With the exception of NC318, NC410, and NC762 all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of our potential future collaborators over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including but not limited to:

●	an inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design; and
●	the FDA not permitting the reliance on preclinical or other data from published scientific literature.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Interim data and results from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, notwithstanding the durable responses initially observed in our ongoing Phase 1/2 clinical trial of NC318 in NSCLC, we announced in July 2020 that based on additional clinical response data we would not be advancing the NSCLC cohort into the stage 2 portion of the Simon 2-stage trial. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Because the numbers of subjects in our Phase 1/2 clinical trials of NC318 and NC410 are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our ongoing Phase 1/2 clinical trials of NC318 and NC410 and what is expected for our planned Phase 1/2 clinical trial of NC762, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and making it difficult to predict final results from preliminary results. As a result, there may be less certainty that NC318, NC410, and NC762 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of NC318, NC410, or NC762, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1/2 clinical trials. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

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

Treatment-related adverse events experienced by more than 5% of patients in the Phase 1 portion of the Phase 1/2 clinical trial of NC318 as of December 17, 2020 were diarrhea, infusion reactions, fatigue, headaches, pruritis, elevated amylase and elevated lipase. Most treatment-related adverse events in the Phase 1/2 clinical trial were easily manageable, asymptomatic or mild or moderate, with the exception of one case of grade 3 episcleritis/uveitis that resolved after steroid therapy and two cases of grade 3 pneumonitis. In the Phase 2 portion of the trial, the only observed severe or higher grade TRAE as of that date was a grade 3-4 infusion reaction in one patient. Immune-related adverse events that represent immune effects on normal tissue and can result from misdirected stimulation of the immune system are a common class of toxicity in immunomedicines such as NC318. Immune-related adverse events reported in the Phase 1 portion of the Phase 1/2 clinical trial of NC318 included diarrhea, elevated amylase and lipase, pruritis, episcleritis/uveitis, pneumonitis and vitiligo.

Possible adverse side effects that could occur with treatment with immunomedicines include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunomedicines and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that NC318, NC410, NC762 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we intend to pursue NC318 in part in combination with other therapies and may develop NC410, NC762 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products. See also “—Risks Related to the Discovery and Development of Our Product Candidates—We intend to develop NC318 in part in combination with other therapies and may develop NC410, NC762, and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.”

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

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;
●	we may be required to recall a product or change the way such product is administered to patients;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

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

If we or our collaborators encounter difficulties enrolling patients in our clinical trials, as we have in the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced a temporary slowdown of enrollment in the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 as a result of the COVID-19 pandemic. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
●	the number and location of participating clinical sites or patients;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
●	factors outside of our control, including as a result of business interruptions resulting from natural disasters and public health emergencies, such as the coronavirus.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.

Delays from difficulties in patient enrollment in a clinical trial may result in increased costs or affect the timing, outcome or completion of the trial, which could delay or prevent our receipt of regulatory approval of the applicable product candidate or to abandon the trial altogether.

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

Clinical trials must be conducted in accordance with the FDA’s current cGCP or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethical committees at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, us, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or study protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	unforeseen adverse side effects or the emergence of undue risks to study subjects;
●	deficiencies in the trial design necessary to demonstrate efficacy;
●	the product candidate may not appear to offer benefits over current therapies; or
●	the quality or stability of the product candidate may fall below acceptable standards.

We have chosen to prioritize development of NC318, NC410, and NC762. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of NC318, NC410, and NC762 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting S15, the LAIR pathway or B7-H4. As a result, we may be foregoing other potentially more profitable immunomedicines or therapies or those with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

One of the key elements of our product development strategy is to identify cancer patient populations that may derive meaningful benefit from our current or future product candidates. Because predictive biomarkers are being and may be used to identify the right patients for current or future product candidates, we believe that our success may depend, in part, on our ability to develop complementary or companion diagnostics in collaboration with partners.

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

We and our collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity or specificity of the diagnostic, analytical validation, reproducibility or clinical validation. If we, our collaborators, or any third parties that we engage to assist us, are unable to successfully develop complementary or companion diagnostics for our current or future product candidates or experience delays in doing so:

●	development of our current or future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and
●	we may not realize the commercial potential of our current or future product candidates if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA or a comparable foreign regulatory authority that our product candidates are safe and effective for the requested indication;
●	the FDA or a comparable foreign regulatory authority’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
●	our inability to demonstrate that the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
●	the FDA or a comparable foreign regulatory authority’s requirement for additional preclinical studies or clinical trials;
●	the FDA or a comparable foreign regulatory authority’s non-approval of the formulation, labeling, or specifications of our product candidates;
●	the FDA or a comparable regulatory authority’s failure to approve our manufacturing processes and facilities or the manufacturing processes and facilities of third-party manufacturers upon which we rely; or
●	potential for approval policies or regulations of the FDA or a comparable foreign regulatory authority to significantly change in a manner rendering our clinical data insufficient for approval.

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

If our current and any future product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our current and any future product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments, including those that are not yet approved;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing, sales and distribution support;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
●	the regulatory approval and adoption of a companion or complementary diagnostic, if needed or advisable; and
●	the prevalence and severity of any side effects.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for NC318, NC410, NC762 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We intend to develop NC318 in part in combination with other therapies and may develop NC410, NC762, and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop NC318 in part in combination with other therapies and may develop NC410, NC762 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate NC318, NC410, NC762 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell NC318, NC410, NC762 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with NC318, NC410, NC762 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

●	suspension of, or imposition of restrictions on, the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
●	Warning Letters or Untitled Letters, or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications we file, or suspension or revocation of approved biologics licenses;
●	product seizure or detention, monetary penalties, refusal to permit the import or export of the product, or placement on Import Alert; and
●	permanent injunctions and consent decrees including the imposition of civil or criminal penalties.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in manufacturing our product or product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development and commercialization timelines and our business, financial condition, results of operations and prospects and could adversely affect our ability to meet our supply obligations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products, especially novel products like our immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting S15, the LAIR pathway or B7-H4. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biologics to potential competition by lower-cost biosimilars, addresses a methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes annual fees and taxes on manufacturers of certain branded prescription drugs.

The ACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Also, in 2018, CMS issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. Additional legislative or regulatory changes related to the ACA remain possible.

In December 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. The Supreme Court of the United States granted certiorari on March 2, 2020, and heard oral argument on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. The case is expected to be decided by mid-2021. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact the ACA and implementation.

Other healthcare-related legislative and regulatory initiatives and reforms have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for automatic spending reductions under certain circumstances. A Joint Select Committee on Deficit Reduction tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 was unable to reach required goals, thereby triggering the legislation’s automatic reductions. In conjunction with the operation of subsequently enacted law, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, beginning in 2018, CMS has maintained a reduced rate of payment under the Medicare outpatient prospective payment system and ambulatory surgical center payment system for certain separately payable drugs or biologics acquired under the 340B Drug Pricing Program, and a CMS indicated in a recent rule that it will continue to consider setting an even lower payment rate based on collected hospital survey data. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary or companion diagnostics or additional pricing pressures.

CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, CMS issued an interim final rule that implemented a mandatory “Most Favored Nation” demonstration model to test reimbursement of drugs or biologicals under Medicare Part B based on international reference prices, but the final rule is currently subject to a nationwide preliminary injunction, and it remains to be seen whether orders such as these and resulting regulations will remain in force during the Biden Administration. Policymakers have indicated that they will continue to seek legislative and administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

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

Additionally, in May 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to those described in “Business—Government Regulation—Healthcare Regulation.”

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time and resource consuming and can divert management’s attention from the business.

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

Manufacturing drugs for clinical trials and for commercial sale is subject to oversight by the FDA to ensure compliance with cGMP and by other regulatory authorities under other laws, regulations and standards. We cannot assure you that we can successfully manufacture our products in compliance with cGMP and with any other applicable laws, regulations and standards in sufficient quantities for clinical trials or for commercial sale, or in a timely or economical manner.

Our manufacturing facility requires specialized personnel and is expensive to operate and maintain. Validation is an ongoing process that must be maintained to allow us to manufacture under cGMP guidelines. We cannot guarantee that our facility will remain in compliance with cGMP.

Manufacturing pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We are currently the sole manufacturer of NC318, NC410, and NC762 and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for NC318, NC410, or NC762. Any such delays could materially adversely affect our business and financial condition.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Currently, our product candidates are manufactured in small quantities for use in various preclinical studies and our ongoing Phase 1/2 clinical trials of NC318 and NC410 and our planned Phase 1/2 clinical trial of NC762. We intend to expand our manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, which will require us to incur significant expenses. If one or more of our product candidates progress to late-stage development, we may incur additional significant expenses in the further expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates in sufficient quantities. We cannot assure you that we will be able to successfully manufacture product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully increase our manufacturing scale or capacity, the development, testing and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Although we currently manufacture our product candidates for preclinical and clinical trials, certain elements of manufacturing, including Master Cell Bank manufacturing and fill-finish services, take place at qualified third-party contract manufacturing organizations, or CMOs. If approved, commercial supply of NC318, NC410, NC762 and any future product candidates may be manufactured at a CMO or CMOs.

The facilities used by our CMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CMOs, and are completely dependent on them for compliance with current regulatory requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for manufacturing elements of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for manufacturing our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

The process of manufacturing immunomedicines, including our product candidates, is complex, time-consuming, highly regulated and subject to several risks, including:

●	product loss during the manufacturing process, including loss caused by contamination, equipment failure or improper installation or operation of equipment, or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination;
●	the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, including due to restrictions on the movement of people or goods, natural disasters, public health emergencies, power failures, other business disruptions and numerous other factors; and
●	any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability were met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also included a number of significant changes that affected the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity or ownership of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Additional changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or current employer. Litigation may be necessary to defend against these claims. For example, in 2020, a lawsuit was filed against our Chief Executive Officer alleging that he breached contractual and fiduciary duties to a third party by, among other things, improperly utilizing confidential information to benefit the Company’s business, including with respect to our discovery efforts. While the original complaint was voluntarily dismissed by the plaintiffs, there can be no assurance that the same or similar claims may not be brought against our Chief Executive Officer or us. If we fail in defending claims of misappropriation and similar claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license or may own in the future;
●	we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410, NC762 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410, NC762 and any future product candidates we develop, and our business could be materially harmed.

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

Our collaborations pose, and potential future collaborations involving our product candidates may pose, the following risks to us:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation or that could jeopardize or invalidate our intellectual property or proprietary information, exposing us to potential litigation or other intellectual property proceedings;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
●	if a present or future collaborator were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
●	collaboration agreements may restrict our right to independently pursue new product candidates.

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

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees, and we do not have “key person” insurance on them. The loss of the services of our President and Chief Executive Officer Michael Richman, our scientific founder Dr. Lieping Chen who serves as a consultant to us or one or more of our other executive officers could impede the achievement of our research, development and commercialization objectives. For example, our former chief medical officer resigned effective August 4, 2020, and a new chief medical officer was appointed effective January 11, 2021. This transition could delay or otherwise adversely impact our development efforts for NC318 and our other product candidates.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ Yervoy, and PD-1/PD-L1, such as BMS’ Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T cell-engager immunotherapies, such as Amgen’s Blincyto. Companies are also developing treatments targeting the Siglec family of proteins, such as Celldex Therapeutics and Palleon Pharmaceuticals, both of which are currently engaged in preclinical studies. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience. See “Business—Competition.”

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

As our development plans and strategies develop, we expect to need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for NC318, NC410, NC762 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize NC318, NC410, NC762 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize NC318, NC410, NC762 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for NC318, NC410, NC762 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for NC318, NC410, NC762 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to market our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials and may face greater risk if we commercialize any products that we develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against such claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate we may develop;
●	withdrawal of trial participants;

●	termination of clinical trial sites or entire trial programs;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	significant time and costs to defend the related litigation;
●	substantial monetary awards to trial subjects or patients;
●	diversion of management and scientific resources from our business operations; and
●	the inability to commercialize any product candidates that we may develop.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2020, we had federal and state net operating loss carryforwards of $103.2 million and $105 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile and fluctuate substantially.

Our stock price has been and is likely to remain volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above a recently reported price, or at all. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	our failure to commercialize our product candidates;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	the size and growth of our target markets;
●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidates or our competitors’ products or product candidates;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our annual or quarterly financial results or those of companies that are perceived by investors to be similar to us;

●	our cash position;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our directors, officers or their affiliated funds or our other stockholders;
●	changes in the structure of healthcare payment systems;
●	significant lawsuits, including patent or stockholder litigation;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

We have filed registration statements on Form S-8 shares of common stock that are either subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

In addition, the holders of certain shares of our common stock outstanding as of December 31, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of these securities, or the perception that they will be sold, could have a material adverse effect on the market price of our common stock.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are now and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants intend to move to dismiss the consolidated amended complaint and discovery is stayed pending resolution of that motion. We intend to vigorously defend the action. However, whether or not the claims are successful, this type of litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

As a relatively new public company we have incurred, and we expect, particularly after we are no longer an emerging growth company, to continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Beltsville, Maryland and consist of 11,329 square feet of office space, 13,579 square feet of laboratory and manufacturing space and 10,209 square feet that we are in the process of converting into office space, or collectively the Current Space, under a lease that expires in August 2025, or the Original Lease. In June 2019, we took possession of an additional 14,075 square feet of space to be used for future office, laboratory and manufacturing space under a new lease entered into in January 2019, or the New Lease. In August 2019, we entered into an amendment to the New Lease for an additional 14,446 square feet to be used for future office, laboratory and manufacturing space, which the landlord delivered in April 2020. The New Lease expires in March 2030 and will also cover the Current Space upon expiration of the Original Lease. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 8, Commitments and Contingencies, in Notes to Financial Statements in Part II Item 8 of this Annual Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or Nasdaq, under the symbol “NXTC.” As of March 3, 2021 we had 27,599,949 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.

Use of Proceeds from Initial Public Offering

On May 13, 2019, we closed our IPO pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $86.3 million. The offer and sale of the shares was made pursuant to a registration statement on Form S-1 (File No. 333-230837) that the SEC declared effective on May 9, 2019. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. acted as joint book-running managers of our IPO. The net offering proceeds to us were approximately $76.9 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of approximately $3.4 million. During the period from the closing of our IPO on May 13, 2019 through December 31, 2020, $0.5 million of the net proceeds from our IPO have been used for payment to Yale University in connection with the closing of our IPO, and the remainder has been invested in temporary investments pending other uses.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. The COVID-19 pandemic and its impacts continue to evolve. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The extent to which the COVID-19 pandemic may continue to impact our business and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic, the extent and effectiveness of government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting economic impacts. We are unable to determine the extent of the impact of the pandemic on our operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or S15. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019 and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting in November 2019 and updated data were announced in December 2020.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or NSCLC, ovarian cancer, head and neck squamous cell carcinoma, or HNSCC, and triple-negative breast cancer, or TNBC. In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, at the time, we reported that at that time we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment based on S15 expression in the second quarter of 2021 in order to assess response rates in patients selected for S15 positivity. In addition, we believe that scientific evidence supports a combination of NC318 with anti-PD-1 therapy, and we plan to study that combination in NSCLC patients.

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

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or B7-H4. We submitted our investigational new drug application, or IND, for NC762, to the FDA, in the first quarter of 2021, and we intend to initiate a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, ovarian cancer or potentially other tumor types in the second quarter of 2021. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, discovery programs and FIND-IO platform.

We have not generated any revenue from product sales and only limited revenue from other sources and, as a result, we have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2020 and 2019 were $36.6 million and $33.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $117.6 million primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements our preferred stock and upfront fees received under our former research collaboration and development agreement with Eli Lilly and Company, or Lilly. From our inception through December 31, 2020, we received gross proceeds of $164.4 million through private placements of preferred stock and an upfront payment of $25.0 million in connection with our agreement with Lilly, or the Lilly Agreement.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $283.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trials for NC318 and NC410 and our planned Phase 1/2 clinical for NC762, and other research and development activities. We expect to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

We recognized revenue under the former Lilly Agreement of $22.4 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. Lilly terminated the Lilly Agreement effective March 3, 2020, or the Lilly Termination Date, without cause and we recognized all of the remaining deferred revenue as of the Lilly Termination Date in the statement of operations and comprehensive loss. Through December 31, 2020, we have not generated any revenue from product sales.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development and expand the number of trials we are conducting and the patients enrolled in those trials, and as we utilize our current good manufacturing practice, or cGMP, manufacturing capacity, including to provide drug supply of NC318, NC410 and NC762 for future clinical trials, and as we expand our pipeline through research and development activities, including through our FIND-IO platform and discovery programs.

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410, NC762 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410, NC762 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC318, NC410 and NC762, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We anticipate that our general and administrative expenses will increase substantially during the next few years, including as a result of expected staff expansion, additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and payment of interest on our term loan with a commercial bank, or the Term Loan.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Revenue:
Revenue from former research and development arrangement	$22,378	$6,347	$16,031

Operating expenses:
Research and development	46,554	34,216	12,338
General and administrative	17,049	9,613	7,436
Loss from operations	(41,225)	(37,482)	(3,743)
Other income, net	4,622	3,745	877
Net loss	$(36,603)	$(33,737)	$(2,866)

Revenue from Former Research and Development Arrangement

Revenue was $22.4 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. The 2019 revenue is related to the recognition of a portion of the upfront consideration under the Lilly Agreement and the premium on the proceeds from Lilly’s investment in shares of our Series B-3 Preferred Stock. The 2020 revenue exclusively relates to the recognition of all of the remaining deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the Lilly Agreement, no further quarterly research and development support payments are payable to us.

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
External research and development expenses:
NC318	$9,455	$8,773	$682
NC410	2,847	3,100	(253)
Programs in discovery and preclinical development	14,798	9,118	5,680
Total external research and development expenses	27,100	20,991	6,109
Total internal research and development expenses	19,454	13,225	6,229
Total research and development expenses	$46,554	$34,216	$12,338

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2020 increased by $12.3 million to $46.6 million compared to $34.2 million for the year ending December 31, 2019. The increase was driven primarily by $6.2 million in internal research and development expenses, such as personnel-related costs, facilities related expenses, and depreciation. Another significant component of the increase in research and development expenses included $5.7 million in external research and development expenses related to early-stage programs and discovery activities, such as lab supplies and services, and payments pursuant to the SRA, and other sponsored research agreements.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 increased by $7.4 million to $17.0 million as compared to $9.6 million for the year ending December 31, 2019. The increase was driven primarily by $4.6 million in personnel-related costs due to an increase in headcount. Other significant components of the increase in general and administrative expenses included $1.6 million in professional fees related to legal, finance/audit services, public relations, compensation, and investor relations support, and $1.0 million in insurance expenses.

Other Income, Net

Other income, net for the year ended December 31, 2020 increased by $0.9 million to $4.6 million compared to $3.7 million for the year ended December 31, 2019. The increase was driven primarily by interest income earned on higher cash and marketable securities balances.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $283.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023.

In addition, in April 2016, we entered into a term loan to finance laboratory equipment purchases. In January 2019, we amended the term loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the term loan matures in January 2023. Our obligations under the term loan are secured by a security interest in our certificates of deposit, money market accounts, cash, securities, investment property and deposit or investment accounts. The term loan bears interest at a rate equal to the greater of (i) the prime rate less 1.0% and (ii) 4.25% and is subject to mandatory prepayment upon the occurrence of specified events, including failure to pay the term loan when due, uncured breach, bankruptcy or dissolution. Under the term loan, we made interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of December 31, 2020, our outstanding borrowings under this term loan were $3.5 million.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates or delay our efforts to expand our pipeline of product candidates. Our need to raise additional capital will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing NC318, NC410, NC762 and our other programs, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for NC318, NC410, NC762 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC318, NC410 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC318, NC410, NC762 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	the success of the SRA with Yale;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other adverse developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2020	2019
Net cash (used in) provided by :
Operating activities	$(44,954)	$(35,623)
Investing activities	43,523	(303,923)
Financing activities	(1,415)	243,043
Net decrease in cash and cash equivalents	$(2,846)	$(96,503)

Cash Used in/Provided by Operating Activities

Net cash used in operating activities was $45.0 million for the year ended December 31, 2020, which was primarily due to our net loss of $36.6 million. Net cash used in operating activities was $35.6 million for the year ended December 31, 2019, which was primarily due to our net loss of $33.7 million. The amount of cash used in operating activities in any period is influenced by the timing of cash payments for research-related expenses.

Cash Provided by/Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 was $43.5 million, which was primarily due to the maturities of marketable securities that were not reinvested in marketable securities. Cash used in investing activities for the year ended December 31, 2019 was $303.9 million, which was primarily due to the purchase of marketable securities.

Cash Used in/Provided by Financing Activities

Cash used in financing activities was $1.4 million for the year ended December 31, 2020, which consisted primarily of repayment of a portion of the Term Loan. Cash provided by financing activities was $243.0 million for the year ended December 31, 2019, which consisted primarily of net proceeds from the public offerings of our common stock.

Contractual Obligations and Commitments

Operating Leases

In February 2016, we entered into a non-cancelable facilities operating sublease, or the 2016 Sublease, for our current headquarters that expires in August 2025. The base rent under the 2016 Sublease is currently $32,254 per month, plus our prorated share of the sublandlord’s operating expense and is subject to annual rent increases of 3%.

In January 2019, we entered into a new lease to be used for office and laboratory space, or the 2019 Lease, that expires in March 2030. Upon expiration of the 2016 Sublease, the 2019 Lease will also cover the space we are currently subleasing under the 2016 Sublease. The base rent under the 2019 Lease is currently $37,824 per month, subject to annual rent increases of 3%.

Term Loan

In April 2016, we entered into a $1.0 million term loan, or the Term Loan. In January 2019, we amended the Term Loan to increase our borrowing capacity to $5.0 million, which amount remains secured by our certificates of deposit, money market account, investment property and deposit or investment accounts. As amended, the Term Loan bears interest at the greater of the prime rate less 1% and 4.25%. The effective interest rate was 4.25% and 4.40% for the years ended December 31, 2020 and 2019, respectively. Under the Term Loan, we were required to make monthly interest-only payments through January 2020 and are required to make 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. Interest expense under the Term Loan was approximately $183,000 and $209,000 for the years ended December 31, 2020 and 2019, respectively. The outstanding balance on the Term Loan totaled $3.5 million and $5.0 million as of December 31, 2020 and 2019, respectively.

We also have potential contingent payment obligations upon the achievement by us of clinical, regulatory, and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed intellectual property, including, our license agreement with Yale and the SRA with Yale. The timing and amount (if any) of any such payments cannot be reasonably estimated at this time. See “Business—Our Collaboration Agreements” for additional information.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are valuing share-based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses, Including Clinical Trial Accruals

Research costs consist of employee-related costs, contractor expenses, laboratory supplies and facility costs, for research and development of product candidates are expensed as incurred. Development costs, including clinical trial-related expenses, incurred by third parties, such as CROs, are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable of being achieved. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. For further discussion of research and development expenses, including clinical trial accruals, see Note 2 to our audited financial statements included elsewhere in this Annual Report.

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

Stock-Based Compensation

We account for stock-based compensation, including stock options and restricted stock units, based on the fair value of the award as of the grant date. We utilize the Black-Scholes option-pricing model as the method for estimating the fair value of our stock option grants. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the options’ expected term and the price volatility of the underlying stock. The fair value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the award’s requisite service period. We recognize stock-based compensation to expense using the straight-line method and recognize forfeitures as they occur. If there are any modifications or cancelations of stock-based awards, we may be required to accelerate, increase, or decrease any remaining unrecognized stock-based compensation expense.

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

Since the closing of our IPO, we have determined the fair value of our common stock based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

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

For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million on June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Baltimore, MD
March 4, 2021

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,772	$34,091
Marketable securities	250,676	300,514
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	2,824	3,684
Total current assets	287,978	339,995
Property and equipment, net	15,809	12,090
Other assets	2,857	4,083
Total assets	$306,644	$356,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,901	$1,861
Accrued liabilities	4,627	4,871
Deferred rent, current portion	130	215
Term loan, current portion	1,667	1,667
Deferred revenue, current portion	—	6,428
Total current liabilities	10,325	15,042
Deferred rent, net of current portion	792	359
Term loan, net of current portion	1,806	3,333
Deferred revenue, net of current portion	—	15,950
Total liabilities	12,923	34,684
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2020 and 2019. No shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2020 and 2019, respectively, 27,568,802 and 27,499,260 shares issued and outstanding at December 31, 2020 and 2019, respectively	28	27
Additional paid-in capital	410,551	402,529
Accumulated other comprehensive income (loss)	779	(38)
Accumulated deficit	(117,637)	(81,034)
Total stockholders’ equity	293,721	321,484
Total liabilities and stockholders’ equity	$306,644	$356,168

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019
Revenue:
Revenue from former research and development arrangement	$22,378	$6,347

Operating expenses:
Research and development	46,554	34,216
General and administrative	17,049	9,613
Total operating expenses	63,603	43,829
Loss from operations	(41,225)	(37,482)
Other income, net	4,622	3,745
Net loss	$(36,603)	$(33,737)
Loss per share:
Net loss per common share—basic and diluted	$(1.33)	$(2.15)
Weighted average number of common shares —basic and diluted	27,532,177	15,695,461
Comprehensive loss:
Net loss	$(36,603)	$(33,737)
Unrealized gain (loss) on marketable securities	779	(38)
Total comprehensive loss	$(35,824)	$(33,775)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock				Stockholders’ Equity (Deficit)
							Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2018	68,181,819	$71,000	56,828,851	$91,223	1,374,812	$1	$352	$—	$(47,297)	$(46,944)
Stock-based compensation	—	—	—	—	—	—	1,886	—	—	1,886
Issuance of common stock	—	—	—	—	125,109	—	119	—	—	119
Public offerings of common stock, net of issuance costs of $20.7M	—	—	—	—	10,438,770	10	237,965	—	—	237,975
Conversion of preferred stock to common stock	(68,181,819)	(71,000)	(56,828,851)	(91,223)	15,560,569	16	162,207	—	—	162,223
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(33,737)	(33,737)
Balance as of December 31, 2019	—	—	—	—	27,499,260	27	402,529	(38)	(81,034)	321,484
Stock-based compensation	—	—	—	—	—	—	7,911	—	—	7,911
Issuance of common stock	—	—	—	—	69,542	1	111	—	—	112
Unrealized gain on marketable securities	—	—	—	—	—	—	—	817	—	817
Net loss	—	—	—	—	—	—	—	—	(36,603)	(36,603)
Balance as of December 31, 2020	—	$—	—	$—	27,568,802	$28	$410,551	$779	$(117,637)	$293,721

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,603)	$(33,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,413	2,688
Stock-based compensation	7,911	1,886
Changes in operating assets and liabilities:
Prepaid expenses and other assets	559	(4,255)
Accounts payable	2,040	(622)
Accrued liabilities	(244)	2,460
Deferred rent	348	304
Deferred revenue	(22,378)	(4,347)
Net cash used in operating activities	(44,954)	(35,623)
Cash flows from investing activities:
Maturities of marketable securities	187,784	—
Purchases of marketable securities	(137,129)	(300,552)
Purchase of property and equipment	(7,132)	(3,371)
Net cash provided by (used in) investing activities	43,523	(303,923)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	238,384
Proceeds from issuances of common stock	112	119
Proceeds from the term loan	—	4,540
Payments of the term loan	(1,527)	—
Net cash (used in) provided by financing activities	(1,415)	243,043
Net decrease in cash, cash equivalents and restricted cash	(2,846)	(96,503)
Cash, cash equivalents and restricted cash — beginning of period	39,130	135,633
Cash, cash equivalents and restricted cash — end of period	$36,284	$39,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$130	$191
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$109	$73
Deferred financing costs included in accrued liabilities	$—	$134
Conversion of convertible preferred stock into common stock	$—	$162,223

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

Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,560,569 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Additionally, the Company’s certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2020, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company (Note 7). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of the financial statements for the year ended December 31, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least two years from the issuance date of the financial statements. The future viability of the Company beyond that date may depend on its ability to raise additional capital to finance its operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biotechnology industry including, but not limited to: having a limited operating history and no products approved for commercial sale; having a history of significant losses; its need to obtain additional financing; dependence on its ability to advance its current and future product candidates through clinical trials, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on the Company’s FIND-IO platform; the lengthy and expensive nature and uncertain outcomes of the clinical development process; the lengthy, time-consuming and unpredictable nature of the regulatory approval process; the results of preclinical studies and early-stage clinical trials that may not be predictive of future results; dependence on its key personnel; its limited manufacturing experience as an organization and with its manufacturing facility; risks related to patent protection and the Company’s pending patent applications; dependence on third-party collaborators for the discovery, development and commercialization of current and future product candidates; and significant competition from other biotechnology and pharmaceutical companies. Pursuit of the Company’s business efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision makers view the operations and manage the business in one operating segment that operates exclusively in the United States.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking, sweep account and money market accounts. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value.

Restricted Cash

At December 31, 2020 and 2019, the Company had restricted cash of $3.5 million and $5.0, million, respectively. The Company is required, as a condition of its Term Loan (Note 9), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion outstanding under the Term Loan on a quarterly basis. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required reserve totaled $3.5 million and $5.0 million as of December 31, 2020 and December 31, 2019, respectively. The amounts are presented in part as restricted cash and in part as other assets on the accompanying balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$32,772	$34,091
Restricted cash (including $1,806 and $3,333 in other assets as of December 31, 2020 and 2019, respectively)	3,512	5,039
Total	$36,284	$39,130

Marketable Securities

Marketable securities primarily consist of government debt securities, corporate bonds and agency bonds. These marketable securities are classified as available-for-sale, and as such, are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. Marketable securities consist of Level 2 financial instruments in the fair-value hierarchy. The Company’s policy is to classify all investments with contractual maturities within one year as current. At each reporting date, the Company evaluates the classification of its investments with maturities beyond one year based on the nature of the investment securities and whether the investments are considered available for use in current operations. Investment income is recognized when earned and reported net of investment expenses. Unrealized holding gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities are included in other income, net, on the Company’s statements of operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier value hierarchy that distinguishes between the following:

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

Property and Equipment, Net

Property and equipment are valued at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded to general and

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

administrative expenses in the accompanying statement of operations and comprehensive loss. Routine expenditures for maintenance and repairs are expensed as incurred.

Estimated useful lives for property and equipment are as follows:

Estimated Useful Life
Computers and peripherals	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment losses were recognized during the years ended December 31, 2020 or 2019.

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

Preferred Stock

The Company’s preferred stock was classified outside of stockholders’ deficit as of December 31, 2018 and for the period of 2019 during which it was outstanding because the shares carried deemed liquidation rights that were a contingent redemption feature not solely within the control of the Company. This preferred stock was fully converted to common shares during 2019. The Company did not have any outstanding preferred stock as of December 31, 2019 and 2020.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statement of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, consultants and directors, including grants of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, consultants and directors of the Company, to be recognized as expense in the statement of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model (“Black-Scholes”) for stock option grants to both employees and non-employees and the fair value of common stock to determine the fair value of restricted stock.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the simplified method also as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero because the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur as allowed by ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company expenses the fair value of its share-based compensation awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2020 and 2019.

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes; however, the Company currently has no interest or penalties related to uncertain income tax benefits.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2020 and 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted and the Company plans to adopt ASU 2016-13 on January 1, 2021. The Company is implementing the related internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. The impact on the operating results or consolidated statements of cash flows is expected to be immaterial.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

3. Marketable Securities

Marketable securities consist of the following:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$242,900	$854	$(75)	$243,679
Commercial paper	6,997	—	—	6,997
Total	$249,897	$854	$(75)	$250,676

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
U.S. treasury securities	$4,991	$—	$—	$4,991
Agency bonds	24,437	15	(1)	24,451
Corporate bonds	271,124	103	(155)	271,072
Total	$300,552	$118	$(156)	$300,514

As of December 31, 2020, no marketable securities are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. The Company recorded $70,000 and $0 in realized gains on available-for-sale securities for the years ended December 31, 2020 and 2019, respectively, which is included in other income on the statements of operations and comprehensive loss.

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2020:

	December 31, 2020
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$161,216	$162,009
Between 1 to 2 years	88,681	88,667
Total investments available for sale	$249,897	$250,676

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2020 and 2019:

	December 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,155	$11,155	$	$—
Marketable securities:
Corporate bonds	243,679	—	243,679	—
Commercial paper	6,997	—	6,997	—
Total	$261,831	$11,155	$250,676	$—

	December 31, 2019
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,341	$19,341	$—	$—
Marketable securities:
U.S. treasury securities	4,991	—	4,991	—
Agency bonds	24,451	—	24,451	—
Corporate bonds	271,072	—	271,072	—
Total	$319,855	$19,341	$300,514	$—

The Company did not transfer any assets measured at fair value on a recurring basis between fair value levels during the years ended December 31, 2020 and 2019.

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

5. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
(in thousands)	2020	2019
Research equipment	$13,359	$10,703
Leasehold improvements	8,391	5,368
Computer equipment	1,010	463
Furniture and fixtures	113	93
Construction in progress	1,496	609
Property and equipment, gross	24,369	17,236
Less: accumulated depreciation and amortization	(8,560)	(5,146)
Property and equipment, net	$15,809	$12,090

Construction in progress at December 31, 2020 and 2019 consists of the costs incurred for research equipment and for the build-out of additional lab and office space.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Depreciation and amortization expense was $3.4 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Construction in progress	$109	$73
Payroll and related benefits	973	1,173
Clinical trial costs	1,744	1,702
Operating expenses	1,788	1,769
Other	13	154
Total accrued liabilities	$4,627	$4,871

7. Former Agreement with Eli Lilly and Company

On November 2, 2018, the Company entered into a multi-year research and development collaboration agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”), pursuant to which the Company agreed to use its proprietary FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by the Company and Lilly. Effective March 3, 2020, Lilly, terminated the Lilly Agreement without cause. The Company recognized revenue under the Lilly Agreement of $22.4 million and $6.3 million for the years ended December 31, 2020 and December 31, 2019, respectively. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

8. Commitments and Contingencies

Operating Leases

The Company’s leases primarily comprise real estate for office and manufacturing space.

At December 31, 2020, the Company’s minimum obligations under non-cancelable operating leases are as follows:

(in thousands)
Year Ending December 31,
2021	915
2022	972
2023	970
2024	1,031
Thereafter	6,705
Total future minimum payments	$10,593

Rent expense incurred under operating leases was approximately $870,000 and $679,000 for the years ended December 31, 2020 and 2019, respectively.

Legal Proceedings

The Company, from time to time, is a party to litigation or legal proceedings arising in the ordinary course of business. The Company is not a party to any litigation or legal proceedings, nor is management aware of any pending or threatened litigation that, in the opinion of the Company’s management, are likely to have a material adverse effect on the Company’s business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants intend to move to dismiss the consolidated amended complaint and discovery is stayed pending resolution of that motion.

The Company intends to vigorously defend the action. However, whether or not the claims are successful, this type of litigation is often expensive. Due to the early stages of this matter and unspecified damages sought, at this time, the Company is unable to estimate the potential loss or range of losses. The Company, however, will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

9. Term Loan

In April 2016, the Company entered into a $1.0 million term loan (the “Term Loan”). On January 25, 2019, the Company amended the Term Loan to increase the Company’s borrowing capacity to $5.0 million, which amount remains secured by the Company’s certificates of deposit, money market account, investment property and deposit or investment accounts. As amended, the Term Loan bears interest at the greater of the prime rate less 1% and 4.25%. The effective interest rate was 4.25% and 4.40% for the years ended December 31, 2020 and 2019, respectively. Under the Term Loan, the Company was required to make monthly interest-only payments through January 2020 and is required to make 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. Interest expense under the Term Loan was approximately $183,000 and $209,000 for the years ended December 31, 2020 and 2019, respectively. The outstanding balance on the Term Loan totaled $3.5 million and $5.0 million as of December 31, 2020 and 2019, respectively.

Future maturities of the Term Loan as of December 31, 2020 are as follows:

(in thousands)
2021	1,667
2022	1,667
2023	139
2024	—
Total	3,473
Less: current portion of term loan	(1,667)
Term loan, net of current portion	$1,806

10. Preferred Stock

Upon the closing of the IPO, on May 13, 2019, all of the outstanding shares of the Company’s preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of $0.001 par value preferred stock, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

11. Common Stock

As of December 31, 2020, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 27,568,802 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2020.

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

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which became effective on May 8, 2019, the date on which the Company’s Registration Statement on Form S-1 (Reg. No. 333-230837) was declared effective (the “Effective Date”). The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares of common stock reserved for issuance under the 2019 Plan is 2,900,000 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares. The number of shares reserved for issuance under the 2019 Plan will automatically increase on January 1, 2020 and each January 1st thereafter during the term of the 2019 Plan by 4% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of December 31, 2020, 2,749,830 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2019	2,056,891	$4.74	9.4	$5,946
Granted	258,897	$18.88	—	—
Exercised	(125,108)	$0.96	—	—
Forfeitures	(20,468)	$19.66	—	—
Outstanding as of December 31, 2019	2,170,212	$6.51	8.6	$113,295
Granted	1,115,720	$37.08	9.2	—
Exercised	(69,542)	$1.84	—	—
Forfeited	(104,014)	$25.23	—	—
Outstanding as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Vested and expected to vest as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Exercisable as of December 31, 2020	1,212,614	$5.16	7.4	$7,450

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2020 and 2019.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $23.25 and $11.92, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $633,000 and $7,225,000, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2020 and 2019 was approximately $2,389,000 and $1,322,000, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 240,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2020 and each January 1st thereafter until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator of the ESPP. As of December 31, 2020, no shares of common stock had been issued pursuant to the ESPP and 240,000 shares were reserved for future issuance thereunder.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company recorded stock-based compensation expense of $7.9 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $23.3 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of three years as of December 31, 2020.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	Year Ended
	December 31,
(in thousands)	2020	2019
Research and development	$3,052	$691
General and administrative	4,859	1,195
Total stock-based compensation expense	$7,911	$1,886

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2020		2019
Expected term	6.1	years	6.1	years
Expected volatility	69.7 - 81.1%		69.7%
Risk free interest rate	0.3 - 1.0%		1.90%
Expected dividend yield	—%		—%

13. Net Loss Per Share Attributable to Common Stockholders

The Company’s potential dilutive securities, which include common stock options, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019
Outstanding options to purchase common stock	3,112,376	2,170,212
Total	3,112,376	2,170,212

14. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.5	7.0
Research and development credit, net	7.3	4.9
Non-deductible items	(2.0)	(0.5)
Prior year provision to return adjustments	0.1	(2.5)
Change in valuation allowance	(32.9)	(29.9)
Total	—%	—%

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$28,511	$15,080
Research and development tax credits	6,874	4,197
Deferred revenue	—	5,928
Charitable contribution carryforwards	306	306
Accruals and other	2,418	826
Gross deferred tax assets	38,109	26,337
Less: valuation allowance	(37,552)	(25,633)
Total deferred tax assets	$557	$704
Deferred tax liabilities:
Depreciation and amortization	$(342)	$(704)
Unrealized gains	(215)	—
Gross deferred tax liabilities	$(557)	$(704)
Net deferred tax assets	$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2020. The Company increased its valuation allowance by approximately $11.9 million for the year ended December 31, 2020. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $103.2 million and $105.0 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $80.4 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $6.8 million and $0.1 million, respectively, as of December 31, 2020. The federal credits begin to expire in the year ending December 31, 2036 and the state credits begin to expire in the year ending December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland. The tax years 2017 to 2019 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“Stimulus Bill”), signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Several states have also enacted tax legislation changes. We

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

have considered the applicable tax law changes and determined there was no significant impact to the tax provision of the Company.

15. Employee Benefit Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2020 and 2019 the Company did not provide any contributions to this plan.

16. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K with the SEC and determined that there have been no events that have occurred that would require adjustments to our disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2020, we implemented a new Enterprise Resource Planning, or ERP, system. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP system. Except with respect to the continued implementation of the ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive proxy statement for our 2021 annual meeting of stockholders, or our Proxy Statement, to be filed with the SEC within 120 days of December 31, 2020, and is incorporated herein by reference.

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

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 12, 2020 (File No. 001-38905)).

10.1	†

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

10.3		Amendment to License Agreement and SRA, dated as of April 25, 2020, by and between the Company and Yale University.

10.4	+

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

10.6	+

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

Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2020 (File No. 001-38905)).

10.12	+

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019 (File No. 333-230837)).

10.14	+

Employment Agreement, effective as of July 27, 2020, by and between the Company and Michael Richman (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020 (File No. 001-38905)).

10.15	+

Employment Agreement, effective as of July 27, 2020, by and between the Company and Steven P. Cobourn (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020 (File No. 001-38905)).

10.16	+

Employment Agreement, effective as of July 27, 2020, by and between the Company and Solomon Langermann, Ph.D. (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2020 (File No. 001-38905)).

10.17	†

Lease Agreement, dated as of January 30, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.14 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019 (File No. 333-230837)).

10.18	†

First Amendment to Lease Agreement, dated August 2, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.1 filed with Company’s Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-38905)).

10.19	†

Amended and Restated Sublease Agreement, dated as of March 15, 2019, by and between the Company and Lupin, Inc. (incorporated by reference to Exhibit 10.4 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019 (File No. 333-230837)).

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	*	Power of Attorney.

31.1		Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS		XBRL Instance Document

EX-101.SCH		XBRL Taxonomy Extension Schema Document

EX-101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB		XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  Indicates a management contract or compensatory plan.

†  Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: March 4, 2021	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 4, 2021
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 4, 2021
Steven P. Cobourn	(Principal Financial and Accounting Officer)

*	Chair of the Board	March 4, 2021
David Kabakoff, Ph.D.

*	Director	March 4, 2021
John G. Houston, Ph.D.

*	Director	March 4, 2021
Elaine V. Jones, Ph.D.

*	Director	March 4, 2021
Chau Q. Khuong

*	Director	March 4, 2021
Garry Nicholson

*	Director	March 4, 2021
Stephen Webster

*	Director	March 4, 2021
Stella Xu, Ph.D.

* Steven P. Cobourn, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Steven P. Cobourn
Steven P. Cobourn
Attorney-in-Fact