Form 10-Q
period 2021-03-31
NextCure, Inc.
filed 2021-05-06
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, the registrant had 27,609,863 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,527	$32,772
Marketable securities	231,709	250,676
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	3,109	2,824
Total current assets	273,051	287,978
Property and equipment, net	15,470	15,809
Other assets	2,438	2,857
Total assets	$290,959	$306,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,017	$3,901
Accrued liabilities	4,295	4,627
Deferred rent, current portion	209	130
Term loan, current portion	1,667	1,667
Total current liabilities	8,188	10,325
Deferred rent, net of current portion	2,223	792
Term loan, net of current portion	1,389	1,806
Total liabilities	11,800	12,923
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 27,604,417 and 27,568,802 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	413,122	410,551
Accumulated other comprehensive income	179	779
Accumulated deficit	(134,170)	(117,637)
Total stockholders’ equity	279,159	293,721
Total liabilities and stockholders’ equity	$290,959	$306,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Revenue from former research and development arrangement	$—	$22,378

Operating expenses:
Research and development	12,386	10,578
General and administrative	4,848	3,588
Total operating expenses	17,234	14,166
(Loss) income from operations	(17,234)	8,212
Other income, net	701	1,521
Net (loss) income	$(16,533)	$9,733
(Loss) earnings per share:
Basic	$(0.60)	$0.35
Diluted	$(0.60)	$0.33

Shares used in the calculation of (loss) earnings per share:
Basic	27,597,426	27,506,927
Diluted	27,597,426	29,348,615
Comprehensive (loss) income:
Net (loss) income	$(16,533)	$9,733
Unrealized loss on marketable securities	(600)	(543)
Total comprehensive (loss) income	$(17,133)	$9,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Stockholders’ Equity
			Additional
	Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Issuance of common stock	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159

	Stockholders’ Equity
			Additional
	Common Stock		Paid-in	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	1,008	—	—	1,008
Issuance of common stock	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	(505)	—	(505)
Net income	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	27,516,402	$28	$403,573	$(543)	$(71,301)	$331,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(16,533)	$9,733
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,105	751
Stock-based compensation	2,508	1,008
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(285)	606
Accounts payable	(1,884)	402
Accrued liabilities	(332)	(812)
Deferred rent	1,510	96
Deferred revenue	—	(22,378)
Net cash used in operating activities	(13,911)	(10,594)
Cash flows from investing activities:
Maturities of marketable securities	56,786	30,349
Purchases of marketable securities	(38,420)	(23,531)
Purchase of property and equipment	(766)	(1,445)
Net cash provided by investing activities	17,600	5,373
Cash flows from financing activities:
Proceeds from issuances of common stock	63	37
Payments of the term loan	(417)	(277)
Net cash used in financing activities	(354)	(240)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,335	(5,461)
Cash, cash equivalents and restricted cash — beginning of period	36,284	39,130
Cash, cash equivalents and restricted cash — end of period	$39,619	$33,669

Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$35
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$—	$156

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2021, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020 (see Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. However, the Company’s laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic initially placed significant strain on the Company’s clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of the Company’s lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. The Company continues to closely monitor the COVID-19 situation and any potential impact to the Company’s planned activities.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Presentation

The unaudited condensed financial statements include the accounts of NextCure and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

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

Recently Issued Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards, which is generally consistent with required adoption dates of private companies.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASC 842 was effective for fiscal years beginning after December 15, 2018, including interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 will be effective for the Company on January 1, 2022.  Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-EGCs for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. The Company adopted this standard early, effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash

The Company is required, as a condition of its $5.0 million term loan (the “Term Loan”), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required Term Loan reserve totaled $3.1 million and $3.5 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are presented in part as restricted cash and in part as other assets on the accompanying condensed balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$36,527	$32,772
Restricted cash (including $1,386 and $1,806 in other assets as of March 31, 2021 and December 31, 2020, respectively)	3,092	3,512
Total	$39,619	$36,284

4. Marketable Securities

Marketable securities consist of the following:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$231,530	$337	$(158)	$231,709
Total	$231,530	$337	$(158)	$231,709

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$242,900	$854	$(75)	$243,679
Commercial paper	6,997	—	—	6,997
Total	$249,897	$854	$(75)	$250,676

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended March 31, 2021 and 2020, respectively, the Company recorded approximately $54,000 and $64,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all of the investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. The Company has analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of March 31, 2021:

	March 31, 2021
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$115,920	$116,233
Between 1 to 2 years	115,610	115,476
Total investments available for sale	$231,530	$231,709

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying condensed balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,185	$19,185	$—	$—
Marketable securities:
Corporate bonds	231,709	—	231,709	—
Total	$250,894	$19,185	$231,709	$—

	December 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,155	$11,155	$—	$—
Marketable securities:
Corporate bonds	243,679	—	243,679	—
Commercial paper	6,997	—	6,997	—
Total	$261,831	$11,155	$250,676	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2021 and 2020.

6. Former Agreement with Eli Lilly and Company

On November 2, 2018, the Company entered into a multi-year research and development collaboration agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”), pursuant to which the Company agreed to use its proprietary FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by the Company and Lilly. Effective March 3, 2020, Lilly terminated the Lilly Agreement without cause.

The Company recognized revenue under the Lilly Agreement of $22.4 million for the three months ended March 31, 2020. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

7. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants and directors of the Company.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of March 31, 2021, 2,589,208 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Granted	1,313,150	$12.49
Exercised	(35,615)	$1.78
Forfeited	(49,776)	$29.26
Outstanding as of March 31, 2021	4,340,135	$15.59	8.6	$8,779
Vested and expected to vest as of March 31, 2021	4,340,135	$15.59	8.6	$8,779
Exercisable as of March 31, 2021	1,521,940	$10.77	8.4	$6,689

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2021 and December 31, 2020.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2021 was $8.57. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $0.3 million. As of March 31, 2021, there was $31.1 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.7 years.

The aggregate grant date fair value of stock options and restricted stock vested during the three months ended March 31, 2021 and 2020 was approximately $6.4 million and $30.3 million, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Research and development	$958	$452
General and administrative	1,550	556
Total stock-based compensation expense	$2,508	$1,008

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2021		2020
Expected term	6.1	years	6.1	years
Expected volatility	79.7%		69.7%
Risk free interest rate	0.8 - 1.4%		0.6 - 1.0%
Expected dividend yield	—%		—%

8. Net (Loss) Income Per Share Attributable to Common Stockholders

(Loss) Earnings per share

The computation of basic (loss) earnings per share ("EPS") is based on the weighted-average number of common shares outstanding, without consideration for dilutive common stock equivalents. The computation of diluted EPS is based on the weighted-average number of common shares outstanding and dilutive potential common shares, which include shares that may be issued under the stock option plan, as determined using the treasury stock method.

The computation for basic and diluted EPS were as follows (in thousands, except share and per share data):

	Three months ended
	March 31,
	2021	2020
(Loss) income (Numerator):
Net (loss) income for basic and diluted EPS	$(16,533)	$9,733
Shares (Denominator):
Weighted-average number of common shares outstanding	27,597,426	27,506,927
Effect of dilutive common stock equivalents	—	1,841,688
Weighted-average shares for diluted EPS	27,597,426	29,348,615

Basic EPS	$(0.60)	$0.35
Diluted EPS	$(0.60)	$0.33

For the three months ended March 31, 2020, options to purchase 3,000 shares of the Company's common stock were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Outstanding options to purchase common stock	4,340,135	3,000
Total	4,340,135	3,000

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and research and development credit carryforwards that can be used to reduce future income taxes. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of credits attributable to periods before the change and could result in a reduction in the total credits available.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the Company’s condensed financial statements. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law. ARPA 2021 included various income and payroll tax provisions. The Company has analyzed the tax provisions of ARPA 2021 and determined they have no significant financial impact to the Company’s condensed financial statements.

10. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021 and discovery is stayed pending resolution of that motion.

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754, alleging breaches of fiduciary duty

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act and the Securities Act of 1933. The Complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution.  The deadline to respond to the Complaint is May 24, 2021 but we anticipate either stipulating to, or moving for, a stay of proceedings pending resolution of the Ye Zhou action.

The Company intends to vigorously defend the Ye Zhou and Liu actions and believes these cases are without merit. Based on the Company’s assessment of the facts underlying these claims, the uncertainty of litigation, and the preliminary stage of these cases, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our 2020 Annual Report. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic (including the emergence of variant strains) on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostic for NC318, NC410, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;

●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the impacts of the COVID-19 pandemic (including the emergence of variant strains) on our business, including our clinical trials, third parties on which we rely and our operations; positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and no products approved for commercial sale; our history of significant losses; our need to obtain additional financing; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2020 Annual Report and in our other filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

Overview

We are a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. We view the immune system holistically and, rather than target one specific immune cell type, we focus on understanding biological pathways, the interactions of cells and the role each interaction plays in an immune response. Through our proprietary Functional, Integrated, NextCure Discovery in Immuno-Oncology, or “FIND-IO”, platform, we study various immune cells to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. We are focused on patients who do not respond to current therapies, patients whose cancer progresses despite treatment and patients with cancer types not adequately addressed by available therapies. We are committed to discovering and developing first-in-class immunomedicines, which are immunomedicines that use new or unique mechanisms of action to treat a medical condition, for these patients.

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or “S15”. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019, and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting in November 2019 and updated data were announced in December 2020.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or “NSCLC”, ovarian cancer, head and neck squamous cell carcinoma, or “HNSCC”, and triple-negative breast cancer, or “TNBC”. In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, we reported at the time that we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We are modifying the Phase 2 portion of the trial for S15 selection and expect to begin pre-selecting patients for enrollment, based on S15 expression in the second quarter of 2021 in order to assess response rates in patients selected for S15 positivity. In addition, we believe that scientific evidence supports a combination of NC318 with anti-PD-1 therapy, and we plan to study that combination in NSCLC patients.

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

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or B7-H4. We submitted our investigational new drug application, or IND, to the FDA in the first quarter of 2021, which has been cleared. We intend to initiate a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, ovarian cancer or potentially other tumor types in the second quarter of 2021. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites.  However, the Company’s laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic initially placed significant strain on the Company’s clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of the Company’s lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. The Company continues to closely monitor the COVID-19 situation and any potential impact to the Company’s planned activities

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities, and conducting discovery, research and development activities for our product candidates, discovery programs and FIND-IO platform.

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly”, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended March 31, 2021 was $16.5 million and our net income for the three months ended March 31, 2020 was $9.7 million. As of March 31, 2021, we had an accumulated deficit of $134.2 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through March 31, 2021, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

On May 13, 2019, we closed our initial public offering, or “IPO”, in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $3.4 million.

On November 19, 2019, we completed an underwritten public offering, in which we issued and sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at the public offering price of $36.75, for total net proceeds to us of approximately $160.9 million, after deducting underwriting discounts and commissions of approximately $10.3 million and offering expenses of approximately $1.0 million.

As of March 31, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $268.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, our ongoing Phase 1/2 clinical trial of NC410, and our planned Phase 1/2  clinical trial for NC762, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

Through March 31, 2021, we have not generated any revenue from product sales.

For additional information about our revenue recognition policy, see Note 2 of the Notes to Financial Statements in our 2020 Annual Report.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities, development and testing of our product candidates as well as for clinical trials, including:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our corporate sponsored research agreement, or “SRA,” and our license agreement with Yale University, or “Yale”;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development and expand the number of trials we are conducting and the patients enrolled in those trials, as we utilize our current good manufacturing practice, or “cGMP”, manufacturing capacity, including to provide drug supply of NC318, NC410 and NC762 for future clinical trials, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs.

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410, NC762 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410, NC762 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC318 and NC410 and NC762, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and payment of interest on our term loan with a commercial bank, or the “Term Loan”.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue:
Revenue from former research and development arrangement	$—	$22,378	$(22,378)

Operating expenses:
Research and development	12,386	10,578	1,808
General and administrative	4,848	3,588	1,260
(Loss) income from operations	(17,234)	8,212	(25,446)
Other income, net	701	1,521	(820)
Net (loss) income	$(16,533)	$9,733	$(26,266)

Revenue from Research and Development Arrangement

Revenue was $0 and $22.4 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease in revenue for the three months ended March 31, 2021 compared to the same period in 2020 is related to the recognition of all of the deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
External research and development expenses:
NC318	$1,441	$2,946	$(1,505)
NC410	1,228	409	819
Programs in discovery and preclinical development	3,876	3,055	821
Total external research and development expenses	6,545	6,410	135
Total internal research and development expenses	5,841	4,168	1,673
Total research and development expenses	$12,386	$10,578	$1,808

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2021 increased by $1.8 million to $12.4 million compared to $10.6 million for the three months ended March 31, 2020. The increase was driven primarily by $1.3 million in personnel-related costs, offset by timing of clinical supply and costs associated with our NC318 trials. Other significant components of the increase in research and development expenses included costs related to advancing NC410 and our other development programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 increased by $1.3 million to $4.9 million as compared to $3.6 million for the three months ended March 31, 2020. The increase was driven primarily by $1.0 million in personnel-related costs.

Other Income, Net

Other income, net for the three months ended March 31, 2021 decreased by $0.8 million to $0.7 million from $1.5 million for the three months ended March 31, 2020 due to lower investment balances and a reduction in interest rates.

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

As of March 31, 2021, we had cash and cash equivalents and marketable securities, excluding restricted cash, of $268.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Under the Term Loan, we are obligated to make interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of March 31, 2021, our outstanding borrowings under the Term Loan were $3.1 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) :
Operating activities	$(13,911)	$(10,594)
Investing activities	17,600	5,373
Financing activities	(354)	(240)
Net increase (decrease) in cash and cash equivalents	$3,335	$(5,461)

Cash Used in Operating Activities

Net cash used in operating activities was $13.9 million for the three months ended March 31, 2021, which was primarily due to our net loss of $16.5 million. Net cash used in operating activities was $10.6 million for the three months ended March 31, 2020, which was primarily due to the recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million, partially offset by our net income of $9.7 million and non-cash charges of $1.8 million for share-based compensation and depreciation.

Cash Used in Investing Activities

Cash provided by investing activities for the three months ended March 31, 2021 was $17.6 million, which was primarily due to net proceeds from marketable securities of $18.4 million, partially offset by purchases of property and equipment of $0.8 million. Cash provided by investing activities for the three months ended March 31, 2020 was $5.4 million, which was primarily due to net proceeds from marketable securities of $6.8 million, partially offset by purchases of property and equipment of $1.4 million.

Cash Provided by Financing Activities

Cash used in financing activities was $0.4 million for the three months ended March 31, 2021, which consisted primarily of payments related to the Term Loan. Cash used in financing activities was $0.2 million for the three months ended March 31, 2020, which consisted primarily of payments related to the Term Loan.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three month period ended March 31, 2021, as compared to those disclosed in our 2020 Annual Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and valuing share-based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies reported in our 2020 Annual Report.

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

Emerging Growth Company Status

As an emerging growth company, or “EGC”, under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 10, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business are not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described in the “Risk Factors” section of our 2020 Annual Report together with certain updated risk factors described below and all of the other information in this Quarterly Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks described in our filings with the SEC actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

The impacts of the COVID-19 pandemic could continue to adversely affect our business.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 was temporarily delayed, and the initial delay of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies was due to COVID-19. In addition, we delayed until July 2020 initiation of the Phase 1 portion of our Phase 1/2 clinical trial of NC410 despite being prepared to begin the trial in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of our 2020 Annual Report and this Quarterly Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

The COVID-19 pandemic and its impacts continue to evolve, including the emergence of variant strains of the COVID-19 virus. Although vaccines are now available are being distributed globally, we cannot predict the full scope, duration and severity of disruptions resulting from COVID-19 or their impacts on us. Business disruptions for us or the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The extent to which the COVID-19 pandemic may impact our business and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic and the extent and effectiveness of government restrictions, relief measures and other actions implemented to address the impact of the pandemic, and resulting economic impacts.

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

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Exchange Act and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform.

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754, alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and violations of the Exchange Act and the Securities Act of 1933. The Complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. For more information regarding these proceedings, please refer to Note 10 to the Company’s Condensed Financial Statements.

We intend to vigorously defend these actions. However, whether or not the claims are successful, litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We maintain liability insurance; however, if any costs or expenses associated with the Ye Zhou action, Liu action  or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

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

NEXTCURE, INC.

Date: May 6, 2021	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer