Form 10-Q
period 2021-06-30
NextCure, Inc.
filed 2021-08-05
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number: 001-38905

NextCure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5231247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9000 Virginia Manor Road, Suite 200 Beltsville, Maryland	20705
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2021, the registrant had 27,611,555 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,903	$32,772
Marketable securities	214,617	250,676
Restricted cash	1,706	1,706
Prepaid expenses and other current assets	7,406	2,824
Total current assets	258,632	287,978
Property and equipment, net	14,709	15,809
Other assets	2,018	2,857
Total assets	$275,359	$306,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,351	$3,901
Accrued liabilities	5,344	4,627
Deferred rent, current portion	203	130
Term loan, current portion	1,667	1,667
Total current liabilities	8,565	10,325
Deferred rent, net of current portion	2,224	792
Term loan, net of current portion	972	1,806
Total liabilities	11,761	12,923
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 27,611,555 and 27,568,802 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	415,922	410,551
Accumulated other comprehensive (loss) income	(195)	779
Accumulated deficit	(152,157)	(117,637)
Total stockholders’ equity	263,598	293,721
Total liabilities and stockholders’ equity	$275,359	$306,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Revenue from former research and development arrangement	$—	$—	$—	$22,378

Operating expenses:
Research and development	11,945	11,130	24,331	21,708
General and administrative	6,007	4,671	10,855	8,259
Total operating expenses	17,952	15,801	35,186	29,967
Loss from operations	(17,952)	(15,801)	(35,186)	(7,589)
Other income (expense), net	(35)	1,293	666	2,814
Net loss	$(17,987)	$(14,508)	$(34,520)	$(4,775)

Loss per share - basic and diluted	$(0.65)	$(0.53)	$(1.25)	$(0.17)

Weighted-average shares outstanding - basic and diluted	27,610,398	27,518,129	27,603,948	27,512,528

Comprehensive loss:
Net loss	$(17,987)	$(14,508)	$(34,520)	$(4,775)
Unrealized gain (loss) on marketable securities	(374)	2,478	(974)	1,935
Total comprehensive loss	$(18,361)	$(12,030)	$(35,494)	$(2,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2021

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Exercise of stock options	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159
Stock-based compensation	—	—	2,787	—	—	2,787
Exercise of stock options	7,138	—	13	—	—	13
Unrealized loss on marketable securities, net of tax $0	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(17,987)	(17,987)
Balance as of June 30, 2021	27,611,555	$28	$415,922	$(195)	$(152,157)	$263,598

	Six Months Ended June 30, 2020

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2019	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	1,008	—	—	1,008
Exercise of stock options	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	(505)	—	(505)
Net income	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	27,516,402	$28	$403,573	$(543)	$(71,301)	$331,757
Stock-based compensation	—	—	2,187	—	—	2,187
Exercise of stock options	4,248	—	3	—	—	3
Unrealized loss on marketable securities, net of tax $0	—	—	—	2,478	—	2,478
Net loss	—	—	—	—	(14,508)	(14,508)
Balance as of June 30, 2020	27,520,650	$28	$405,763	$1,935	$(85,809)	$321,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,520)	$(4,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,997	1,538
Stock-based compensation	5,295	3,195
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,577)	(543)
Accounts payable	(2,550)	574
Accrued liabilities	717	(753)
Deferred rent	1,505	139
Deferred revenue	—	(22,378)
Net cash used in operating activities	(31,133)	(23,003)
Cash flows from investing activities:
Maturities of marketable securities	136,425	71,565
Purchases of marketable securities	(102,258)	(53,364)
Purchase of property and equipment	(979)	(4,279)
Net cash provided by investing activities	33,188	13,922
Cash flows from financing activities:
Proceeds from exercise of stock options	76	40
Payments of the term loan	(834)	(694)
Net cash used in financing activities	(758)	(654)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,297	(9,735)
Cash, cash equivalents, and restricted cash – beginning of period	36,284	39,130
Cash, cash equivalents, and restricted cash – end of period	$37,581	$29,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$67	$85
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$—	$809

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure” or the “Company”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. Through its proprietary Functional, Integrated, NextCure Discovery in Immuno-Oncology (“FIND-IO”) platform, the Company studies various immune cells in order to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. Since inception, the Company has devoted substantially all its efforts and financial resources to organizing and staffing the Company, identifying business development opportunities, raising capital, securing intellectual property rights related to the Company’s product candidates, building and optimizing the Company’s manufacturing capabilities and conducting discovery, research and development activities for the Company’s product candidates, discovery programs and its FIND-IO platform.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2021, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020 (see Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

Unaudited Financial Information

In the opinion of management, the information furnished reflects certain adjustments, all which are of a normal and recurring nature and are necessary for a fair presentation of the Company’s financial position as of the reported balance sheet date and of the Company’s results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASC 842 was effective for fiscal years beginning after December 15, 2018, including interim periods within that year. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 will be effective for the Company on January 1, 2022. Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will require credit losses to be reported using an expected losses model rather than the incurred losses model that is currently used and will require additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-EGCs for fiscal years beginning December 15, 2019, and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, assuming the Company remains an EGC. The Company adopted this standard early, effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash

The Company is required, as a condition of its $5.0 million term loan (the “Term Loan”), to maintain cash collateral on deposit in a segregated money market bank account equal to the principal portion of the Term Loan, as determined on a quarterly basis. The bank may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required Term Loan reserve totaled $2.6 million and $3.5 million as of June 30, 2021 and December 31, 2020, respectively. These amounts are presented in part as restricted cash and in part as other assets on the accompanying condensed balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	June 30,	December 31,
(in thousands)	2021	2020

Cash and cash equivalents	$34,903	$32,772
Restricted cash (including $972 and $1,806 in other assets as of June 30, 2021 and December 31, 2020, respectively)	2,678	3,512
Total	$37,581	$36,284

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Marketable Securities

Marketable securities consist of the following:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$214,812	$169	$(364)	$214,617
Total	$214,812	$169	$(364)	$214,617

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$242,900	$854	$(75)	$243,679
Commercial paper	6,997	—	—	6,997
Total	$249,897	$854	$(75)	$250,676

The Company uses the specific identification method when calculating realized gains and losses. For the six months ended June 30, 2021 and 2020, respectively, the Company recorded $56 thousand and $68 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. The Company has analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of June 30, 2021:

	June 30, 2021
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$82,259	$82,427
Between 1 to 2 years	132,553	132,190
Total investments available for sale	$214,812	$214,617

The Company has classified all its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$23,089	$23,089	$—	$—
Marketable securities:
Corporate bonds	214,617	—	214,617	—
Total	$237,706	$23,089	$214,617	$—

	December 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,155	$11,155	$—	$—
Marketable securities:
Corporate bonds	243,679	—	243,679	—
Commercial paper	6,997	—	6,997	—
Total	$261,831	$11,155	$250,676	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2021 and 2020.

6. Former Agreement with Eli Lilly and Company

On November 2, 2018, the Company entered into a multi-year research and development collaboration agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”), pursuant to which the Company agreed to use its proprietary

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by the Company and Lilly. Effective March 3, 2020, Lilly terminated the Lilly Agreement without cause.

The Company recognized revenue under the Lilly Agreement of $22.4 million for the six months ended June 30, 2020. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

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

As of June 30, 2021, 2,368,090 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Granted	1,736,350	$11.46	—	—
Exercised	(42,753)	$1.77	—	—
Forfeited	(251,800)	$24.66	—	—
Outstanding as of June 30, 2021	4,554,173	$14.57	8.5	$4,956
Exercisable as of June 30, 2021	1,793,284	$12.23	7.4	$4,407
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2021 and December 31, 2020.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2021 was $7.85. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 was $0.3 million. As of June 30, 2021, there was $28.1 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 3.1 years.

The aggregate grant date fair value of stock options and restricted stock vested during the six months ended June 30, 2021 and 2020 was approximately $10.3 million and $31.6 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,056	$896	$2,014	$1,348
General and administrative	1,731	1,291	3,281	1,847
Total stock-based compensation expense	$2,787	$2,187	$5,295	$3,195

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2021		2020
Expected term	5.5 - 6.08	years	5.5 - 6.08	years
Expected volatility	79.7%		69.7 - 81.1%
Risk free interest rate	0.8 - 1.4%		0.3 - 1.0%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price.  As of June 30, 2021, 790,680 shares were reserved for purchase under the ESPP.

8. Net Loss Per Share Attributable to Common Stockholders

Loss per share

The computation of basic loss per share is based on the weighted-average number of common shares outstanding, without consideration for dilutive common stock equivalents. The computation of diluted loss per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares, which include shares that may be issued under the stock option plan, as determined using the treasury stock method.

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss (Numerator):
Net loss - basic and diluted	$(17,987)	$(14,508)	$(34,520)	$(4,775)

Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,610,398	27,518,129	27,603,948	27,512,528

Loss per share - basic and diluted	$(0.65)	$(0.53)	$(1.25)	$(0.17)

For the three and six months ended June 30, 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Outstanding options to purchase common stock	4,554,173	3,162,258
Total	4,554,173	3,162,258

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2021, and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and research and development credit carryforwards that can be used to reduce future income taxes. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of losses and credits attributable to periods before the change and could result in a reduction in the total losses and credits available.

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

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754, alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act and the Securities Act of 1933. The Complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution.  On May 17, 2021, the Court granted the parties’ joint motion to stay the derivative lawsuit pending resolution of the Ye Zhou action’s motion to dismiss.

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

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or “NSCLC”, ovarian cancer, head and neck squamous cell carcinoma, or “HNSCC”, and triple-negative breast cancer, or “TNBC”. In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, we reported at the time that we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. At that time, inclusion criterion was based on a TPS PD-L1 score <50%. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We have modified the Phase 2 portion of the trial for S15 selection, and clinical sites can select for S15-positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we have resumed enrolling a NSCLC adenocarcinoma cohort in the Phase 2 trial, and we have revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We continue to expect to provide a data update from our ongoing Phase 2 monotherapy trial of NC318 by year-end 2021.

In April, 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. Initial data are anticipated in the first half of 2022.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor 1. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. In May 2021, at the 2021 Virtual American Society of Clinical Oncology annual meeting, or the ASCO Meeting, we reported pre-clinical data demonstrating that NC410-promoted T-cell mediated anti-tumor immunity, enhanced infiltration and increased localized activity of T-cells in the tumor microenvironment. We expect to announce data from the Phase 1 portion of this trial in the fourth quarter of 2021.

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or B7-H4. We submitted our investigational new drug application, or IND, to the FDA in the first quarter of 2021, which has been cleared. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types. We expect to announce initial data from the Phase 1 portion of this trial in mid-2022.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities, and conducting discovery, research and development activities for our product candidates, discovery programs and FIND-IO platform.

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly”, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended June 30, 2021, and 2020, was $18.0 million and $14.5 million, respectively, and our net loss for the six months ended June 30, 2021, and 2020, was $34.5 million and $4.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $152.2 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through June 30, 2021, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $249.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, our ongoing Phase 1/2 clinical trial of NC410, and our ongoing Phase 1/2 clinical trial for NC762, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

Through June 30, 2021, we have not generated any revenue from product sales.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs, including payroll and stock-based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and interest expense on our term loan with a commercial bank, or the “Term Loan”.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Revenue:
Revenue from former research and development arrangement	$—	$—	$—	$—	$22,378	$(22,378)

Operating expenses:
Research and development	11,945	11,130	815	24,331	21,708	2,623
General and administrative	6,007	4,671	1,336	10,855	8,259	2,596
Loss from operations	(17,952)	(15,801)	(2,151)	(35,186)	(7,589)	(27,597)
Other income, net	(35)	1,293	(1,328)	666	2,814	(2,148)
Net loss	$(17,987)	$(14,508)	$(3,479)	$(34,520)	$(4,775)	$(29,745)

Revenue from Research and Development Arrangement

Revenue was $0 for the three months ended June 30, 2021 and 2020, and $0 and $22.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in revenue for the six months ended June 30, 2021 compared to the same period in 2020 is related to the recognition of all deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
External research and development expenses:
NC318	$860	$2,582	$(1,722)	$2,301	$5,528	$(3,227)
NC410	611	467	144	1,839	876	963
NC762	1,463	520	943	1,838	1,268	570
Programs in discovery and preclinical development	3,632	2,601	1,031	7,132	4,907	2,225
Total external research and development expenses	6,566	6,170	396	13,110	12,579	531
Total internal research and development expenses	5,379	4,960	419	11,221	9,129	2,092
Total research and development expenses	$11,945	$11,130	$815	$24,331	$21,708	$2,623

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2021 increased by $0.8 million to $11.9 million compared to $11.1 million for the three months ended June 30, 2020. The increase was driven by $1.2 million in clinical-related costs, partially offset by timing of clinical supply costs.

Research and development expenses for the six months ended June 30, 2021 increased by $2.6 million to $24.3 million compared to $21.7 million for the six months ended June 30, 2020. The increase was driven by $1.2 million in personnel-related costs and costs related to advancing our development programs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 increased by $1.3 million to $6.0 million as compared to $4.7 million for the three months ended June 30, 2020. The increase was driven by $1.0 million in personnel-related costs, primarily in stock compensation expense.

General and administrative expenses for the six months ended June 30, 2021 increased by $2.6 million to $10.9 million as compared to $8.3 million for the six months ended June 30, 2020. The increase was driven by $2.1 million in personnel-related costs, primarily in stock compensation expense.

Other Income, Net

Other income, net for the three months ended June 30, 2021 decreased by $1.3 million to $0 million from $1.3 million for the three months ended June 30, 2020 due to lower investment balances and a reduction in interest rates.

Other income, net for the six months ended June 30, 2021 decreased by $2.1 million to $0.7 million from $2.8 million for the six months ended June 30, 2020 due to lower investment balances and a reduction in interest rates.

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

On May 6, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement.  Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. We have not yet sold any shares of our common stock pursuant to the Sales Agreement.

As of June 30, 2021, we had cash, cash equivalents, and marketable securities, excluding restricted cash, of $249.5 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations into the second half of 2023.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. As amended, the Term Loan matures in January 2023. Under the Term Loan, we are obligated to make interest-only payments through January 2020 and 36 equal monthly payments of principal plus accrued interest thereafter through January 2023. As of June 30, 2021, our outstanding borrowings under the Term Loan were $2.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(31,133)	$(23,003)
Investing activities	33,188	13,922
Financing activities	(758)	(654)
Net increase (decrease) in cash and cash equivalents	$1,297	$(9,735)

Cash Used in Operating Activities

Net cash used in operating activities was $31.1 million for the six months ended June 30, 2021, which was primarily due to our net loss of $34.5 million. Net cash used in operating activities was $23.0 million for the six months ended June 30, 2020, which was primarily due to the recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $33.2 million, which was primarily due to net proceeds from marketable securities of $34.2 million, partially offset by purchases of property and equipment of $1.0 million. Cash provided by investing activities for the six months ended June 30, 2020 was $13.9 million, which was primarily due to net proceeds from marketable securities of $18.2 million, partially offset by purchases of property and equipment of $4.3 million.

Cash Used in Financing Activities

Cash used in financing activities was $0.8 million for the six months ended June 30, 2021, which consisted primarily of payments related to the Term Loan. Cash used in financing activities was $0.7 million for the six months ended June 30, 2020, which consisted primarily of payments related to the Term Loan.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2021, as compared to those disclosed in our 2020 Annual Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and valuing share-

based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies reported in our 2020 Annual Report.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described in the “Risk Factors” section of our 2020 Annual Report together with certain updated risk factors described below and all other information in this Quarterly Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks described in our filings with the SEC occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

In July 2020, we announced that based on the current enrollment criteria and clinical response data, we did not plan at that time to advance the NSCLC and ovarian cancer cohorts of our NC318 Phase 1/2 monotherapy clinical trial into the stage 2 portion of the Simon 2-stage trial. In December 2020, we announced that the initial selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We have modified the Phase 2 portion of the trial for S15 selection, and clinical sites can select for S15-positive patients through screening biopsies in a CLIA-certified laboratory. The developments in this trial could increase the costs and lengthen the timeline for this trial, adversely impact our ability to enroll patients and impair our ability to gain regulatory approval for and commercialize NC318. We could also make decisions about pursuing tumor types based on incomplete facts, resulting in decisions to either pursue indications that we should not pursue, or to not pursue indications that we should pursue. In addition, our former chief medical officer resigned effective August 4, 2020, and a new chief medical officer was appointed effective January 14, 2021. This transition could also delay or otherwise adversely impact our development efforts for NC318 and our other product candidates. Any of these developments could damage our reputation or investor confidence in our company, disrupt our broader research and development, impact our ability to raise capital, or hinder our ability to execute our strategic plans, which could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We may be the target of similar litigation in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We maintain liability insurance; however, if any costs or expenses associated with the Ye Zhou action, Liu action, or any other litigation exceed our insurance coverage, we may be forced to bear some or all costs and expenses directly, which could be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

1.1

Sales Agreement, dated May 6, 2021, between the Company and SVB Leerink LLC (incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2021).

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: August 5, 2021	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 5, 2021	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer