Form 10-Q
period 2021-09-30
NextCure, Inc.
filed 2021-11-04
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 3, 2021, the registrant had 27,626,227 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,664	$32,772
Marketable securities	198,672	250,676
Restricted cash	39	1,706
Prepaid expenses and other current assets	7,661	2,824
Total current assets	243,036	287,978
Property and equipment, net	14,208	15,809
Other assets	581	2,857
Total assets	$257,825	$306,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,946	$3,901
Accrued liabilities	4,232	4,627
Deferred rent, current portion	198	130
Term loan, current portion	—	1,667
Total current liabilities	7,376	10,325
Deferred rent, net of current portion	2,223	792
Term loan, net of current portion	—	1,806
Total liabilities	9,599	12,923
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 27,619,763 and 27,568,802 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	418,414	410,551
Accumulated other comprehensive (loss) income	(129)	779
Accumulated deficit	(170,087)	(117,637)
Total stockholders’ equity	248,226	293,721
Total liabilities and stockholders’ equity	$257,825	$306,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Revenue from former research and development arrangement	$—	$—	$—	$22,378

Operating expenses:
Research and development	13,597	12,740	37,928	34,448
General and administrative	4,911	4,659	15,766	12,918
Total operating expenses	18,508	17,399	53,694	47,366
Loss from operations	(18,508)	(17,399)	(53,694)	(24,988)
Other income, net	578	1,032	1,244	3,846
Net loss	$(17,930)	$(16,367)	$(52,450)	$(21,142)

Loss per share - basic and diluted	$(0.65)	$(0.59)	$(1.90)	$(0.77)

Weighted-average shares outstanding - basic and diluted	27,615,038	27,547,737	27,607,685	27,524,350

Comprehensive loss:
Net loss	$(17,930)	$(16,367)	$(52,450)	$(21,142)
Unrealized gain (loss) on marketable securities	66	(637)	(908)	1,298
Total comprehensive loss	$(17,864)	$(17,004)	$(53,358)	$(19,844)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2021

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Exercise of stock options	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159
Stock-based compensation	—	—	2,787	—	—	2,787
Exercise of stock options	7,138	—	13	—	—	13
Unrealized loss on marketable securities, net of tax $0	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(17,987)	(17,987)
Balance as of June 30, 2021	27,611,555	$28	$415,922	$(195)	$(152,157)	$263,598
Stock-based compensation	—	—	2,483	—	—	2,483
Exercise of stock options	8,208	—	9	—	—	9
Unrealized gain on marketable securities, net of tax $0	—	—	—	66	—	66
Net loss	—	—	—	—	(17,930)	(17,930)
Balance as of September 30, 2021	27,619,763	$28	$418,414	$(129)	$(170,087)	$248,226

	Nine Months Ended September 30, 2020

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2019	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	1,008	—	—	1,008
Exercise of stock options	17,142	1	36	—	—	37
Unrealized loss on marketable securities, net of tax $0	—	—	—	(505)	—	(505)
Net income	—	—	—	—	9,733	9,733
Balance as of March 31, 2020	27,516,402	$28	$403,573	$(543)	$(71,301)	$331,757
Stock-based compensation	—	—	2,187	—	—	2,187
Exercise of stock options	4,248	—	3	—	—	3
Unrealized gain on marketable securities, net of tax $0	—	—	—	2,478	—	2,478
Net loss	—	—	—	—	(14,508)	(14,508)
Balance as of June 30, 2020	27,520,650	$28	$405,763	$1,935	$(85,809)	$321,917
Stock-based compensation	—	—	2,372	—	—	2,372
Exercise of stock options	32,439	—	54	—	—	54
Unrealized loss on marketable securities, net of tax $0	—	—	—	(637)	—	(637)
Net loss	—	—	—	—	(16,367)	(16,367)
Balance as of September 30, 2020	27,553,089	$28	$408,189	$1,298	$(102,176)	$307,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(52,450)	$(21,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	5,093	2,423
Stock-based compensation	7,778	5,567
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,365)	(690)
Accounts payable	(955)	(1,675)
Accrued liabilities	(395)	(1,117)
Deferred rent	1,499	336
Deferred revenue	—	(22,378)
Net cash used in operating activities	(43,795)	(38,676)
Cash flows from investing activities:
Maturities of marketable securities	171,037	129,169
Purchases of marketable securities	(121,900)	(95,992)
Purchase of property and equipment	(1,535)	(6,152)
Net cash provided by investing activities	47,602	27,025
Cash flows from financing activities:
Proceeds from exercise of stock options	85	94
Payments of the term loan	(3,473)	(1,111)
Net cash used in financing activities	(3,388)	(1,017)
Net increase (decrease) in cash, cash equivalents, and restricted cash	419	(12,668)
Cash, cash equivalents, and restricted cash – beginning of period	36,284	39,130
Cash, cash equivalents, and restricted cash – end of period	$36,703	$26,462

Supplemental disclosures of cash flow information:
Cash paid for interest	$139	$130
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$—	$134

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2021, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020 (see Note 6). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. However, the Company’s laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States, as well as governments in other regions of the world in response to the COVID-19 pandemic, has placed significant strain on the Company’s clinical trial sites, has raised concerns around monitoring patient safety, and has caused enrollment to slow in the Company’s clinical trials. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. The Company continues to closely monitor the COVID-19 situation and any potential impact to the Company’s planned activities.

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

3. Restricted Cash

In August 2021, the Company fully paid the remaining principal balance of $2.4 million of its $5.0 million term loan (the “Term Loan”). As a result of this payment, the Company has no restricted cash held in support of the Term Loan. The required Term Loan reserve totaled $0 and $3.5 million as of September 30, 2021 and December 31, 2020, respectively. These amounts are presented in part as restricted cash and in part as other assets on the accompanying condensed balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	September 30,	December 31,
(in thousands)	2021	2020

Cash and cash equivalents	$36,664	$32,772
Restricted cash (including $0 and $1,806 in other assets as of September 30, 2021 and December 31, 2020, respectively)	39	3,512
Total	$36,703	$36,284

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Marketable Securities

Marketable securities consist of the following:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$198,801	$43	$(172)	$198,672
Total	$198,801	$43	$(172)	$198,672

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$242,900	$854	$(75)	$243,679
Commercial paper	6,997	—	—	6,997
Total	$249,897	$854	$(75)	$250,676

The Company uses the specific identification method when calculating realized gains and losses. For the nine months ended September 30, 2021 and 2020, respectively, the Company recorded $57 thousand and $70 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

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

The following table summarizes maturities of the Company’s investments available-for-sale as of September 30, 2021:

	September 30, 2021
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$96,103	$96,114
Between 1 to 2 years	102,698	102,558
Total investments available for sale	$198,801	$198,672

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$21,271	$21,271	$—	$—
Marketable securities:
Corporate bonds	198,672	—	198,672	—
Total	$219,943	$21,271	$198,672	$—

	December 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,155	$11,155	$—	$—
Marketable securities:
Corporate bonds	243,679	—	243,679	—
Commercial paper	6,997	—	6,997	—
Total	$261,831	$11,155	$250,676	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2021 and 2020.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Company recognized revenue under the Lilly Agreement of $22.4 million for the nine months ended September 30, 2020. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

7. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants, and directors of the Company.

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

As of September 30, 2021, 2,369,673 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Granted	1,916,450	$11.11	—	—
Exercised	(50,961)	$1.66	—	—
Forfeited	(433,483)	$21.82	—	—
Outstanding as of September 30, 2021	4,544,382	$14.20	8.3	$3,606
Exercisable as of September 30, 2021	1,848,180	$12.19	7.2	$3,405
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2021 and December 31, 2020.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2021 was $7.61. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $0.3 million. As of September 30, 2021, there was $25.7 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.9 years.

The aggregate grant date fair value of stock options and restricted stock vested during the nine months ended September 30, 2021 and 2020 was approximately $11.9 million and $33.8 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,054	$897	$3,068	$2,245
General and administrative	1,429	1,475	4,710	3,322
Total stock-based compensation expense	$2,483	$2,372	$7,778	$5,567

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2021		2020
Expected term	5.5 - 6.08	years	5.4 - 6.08	years
Expected volatility	79.7%		69.7 - 81.1%
Risk free interest rate	0.8 - 1.4%		0.3 - 1.0%
Expected dividend yield	—%		—%

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2021, 790,680 shares were reserved for purchase under the ESPP.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss (Numerator):
Net loss - basic and diluted	$(17,930)	$(16,367)	$(52,450)	$(21,142)

Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,615,038	27,547,737	27,607,685	27,524,350

Loss per share - basic and diluted	$(0.65)	$(0.59)	$(1.90)	$(0.77)

For the three and nine months ended September 30, 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Outstanding options to purchase common stock	4,544,382	3,149,641
Total	4,544,382	3,149,641

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

10. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and discovery is stayed pending resolution of that motion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our 2020 Annual Report. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic (including the emergence of variant strains) on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostic for NC318, NC410, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Yale University and Dr. Lieping Chen;

●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	any failure of our information technology systems such as security breaches, loss of data and other disruptions;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory receptor called Siglec-15, or “S15”. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019, and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting, or the SITC Meeting, in November 2019 and updated data were announced in December 2020.

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or “NSCLC”, ovarian cancer, head and neck squamous cell carcinoma, or “HNSCC”, and triple-negative breast cancer, or “TNBC”. In July 2020, we reported a confirmed partial response in a head and neck squamous cell carcinoma patient. In addition, we reported at the time that we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. At that time, inclusion criterion was based on a TPS PD-L1 score <50%. Of the evaluable biopsies collected, 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We have modified the Phase 2 portion of the trial for S15 selection, and clinical sites can select for S15-positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we resumed enrolling a NSCLC adenocarcinoma cohort in the Phase 2 trial, and we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We will provide a data update from our ongoing Phase 2 monotherapy trial of NC318 at the SITC Meeting in November 2021.

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. Initial data are anticipated in the first half of 2022.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor 1. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. In May 2021, at the 2021 Virtual American Society of Clinical Oncology annual meeting, or the ASCO Meeting, we reported pre-clinical data demonstrating that NC410 promoted T-cell mediated anti-tumor immunity, enhanced infiltration and increased localized activity of T-cells in the tumor microenvironment. We will provide a data update from the Phase 1 portion of this trial at the SITC Meeting in November 2021.

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or B7-H4. We submitted our investigational new drug application, or IND, to the FDA in the first quarter of 2021, which has been cleared. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, HER2+ breast cancer, ovarian cancer, or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types. We expect to announce initial data from the Phase 1 portion of this trial in mid-2022.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”), outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. However, our laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic has placed significant strain on our clinical trial sites, has raised concerns around monitoring patient safety, and has caused enrollment to slow in our clinical trials. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly”, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended September 30, 2021 and 2020, was $17.9 million and $16.4 million, respectively, and our net loss for the nine months ended September 30, 2021 and 2020, was $52.5 million and $21.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $170.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through September 30, 2021, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $235.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

We will need substantial additional funding to support our continuing operations and to pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through a combination of public and private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, and licensing arrangements. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, or other research and development activities or one or more of our development programs.

Components of Our Results of Operations

Revenue

Through September 30, 2021, we have not generated any revenue from product sales.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities, development and testing of our product candidates as well as for clinical trials, including:

●	salaries, benefits, and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our corporate sponsored research agreement, or “SRA,” and our license agreement with Yale University, or “Yale”;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study and clinical trial materials; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410, NC762 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410, NC762 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results, and costs of clinical trials of NC318 and NC410 and NC762, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease, and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs, including payroll and stock-based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting, and accounting services, rent and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and interest expense on our term loan with a commercial bank, or the “Term Loan”, which was paid in full and closed in August 2021.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Revenue:
Revenue from former research and development arrangement	$—	$—	$—	$—	$22,378	$(22,378)

Operating expenses:
Research and development	13,597	12,740	857	37,928	34,448	3,480
General and administrative	4,911	4,659	252	15,766	12,918	2,848
Loss from operations	(18,508)	(17,399)	(1,109)	(53,694)	(24,988)	(28,706)
Other income, net	578	1,032	(454)	1,244	3,846	(2,602)
Net loss	$(17,930)	$(16,367)	$(1,563)	$(52,450)	$(21,142)	$(31,308)

Revenue from Research and Development Arrangement

No revenue was recognized for the three months ended September 30, 2021 and 2020. Revenue was $0 and $22.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in revenue for the nine months ended September 30, 2021, compared to the same period in 2020 is related to the recognition of all deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
External research and development expenses:
NC318	$1,490	$1,955	$(465)	$3,791	$7,483	$(3,692)
NC410	1,160	630	530	2,999	1,506	1,493
NC762	1,043	545	498	2,881	1,813	1,068
Programs in discovery and preclinical development	4,289	4,006	283	11,421	8,913	2,508
Total external research and development expenses	7,982	7,136	846	21,092	19,715	1,377
Total internal research and development expenses	5,615	5,604	11	16,836	14,733	2,103
Total research and development expenses	$13,597	$12,740	$857	$37,928	$34,448	$3,480

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2021 increased by $0.9 million to $13.6 million compared to $12.7 million for the three months ended September 30, 2020. The increase was driven by $0.8 million in clinical-related costs, partially offset by timing of research and manufacturing supply costs.

Research and development expenses for the nine months ended September 30, 2021 increased by $3.4 million to $37.9 million compared to $34.5 million for the nine months ended September 30, 2020. The increase was driven by $1.3 million in personnel-related costs and costs related to advancing our development programs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 increased by $0.2 million to $4.9 million as compared to $4.7 million for the three months ended September 30, 2020. The increase was primarily due to personnel-related costs.

General and administrative expenses for the nine months ended September 30, 2021 increased by $2.9 million to $15.8 million as compared to $12.9 million for the nine months ended September 30, 2020. The increase was driven by $2.3 million in personnel-related costs, primarily in stock compensation expense.

Other Income, Net

Other income, net for the three months ended September 30, 2021 decreased by $0.4 million to $0.6 million from $1.0 million for the three months ended September 30, 2020 due to lower investment balances and a reduction in interest rates.

Other income, net for the nine months ended September 30, 2021, decreased by $2.6 million to $1.2 million from $3.8 million for the nine months ended September 30, 2020 due to lower investment balances and a reduction in interest rates.

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

As of September 30, 2021, we had cash, cash equivalents, and marketable securities, excluding restricted cash, of $235.3 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations into the second half of 2023.

In April 2016, we entered into the Term Loan to finance laboratory equipment purchases. In January 2019, we amended the Term Loan to increase our borrowing capacity from $1.0 million to $5.0 million. In August 2021, we fully paid the remaining principal on the Term Loan, and there are no outstanding payments due from us.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances, and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all, including as a result of the impact of the COVID-19 pandemic. If we fail to raise capital or enter into such arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates or delay our efforts to expand our pipeline of product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(43,795)	$(38,676)
Investing activities	47,602	27,025
Financing activities	(3,388)	(1,017)
Net increase (decrease) in cash and cash equivalents	$419	$(12,668)

Cash Used in Operating Activities

Net cash used in operating activities was $43.8 million for the nine months ended September 30, 2021, which was primarily due to our net loss of $52.5 million. Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2020, which was primarily due to our net loss of $21.1 million, inclusive of our recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $47.6 million, which was primarily due to net proceeds from marketable securities of $49.1 million, partially offset by purchases of property and equipment of $1.5 million. Cash provided by investing activities for the nine months ended September 30, 2020 was $27.0 million, which was primarily due to net proceeds from marketable securities of $33.2 million, partially offset by purchases of property and equipment of $6.2 million.

Cash Used in Financing Activities

Cash used in financing activities was $3.4 million for the nine months ended September 30, 2021, which consisted primarily of payments related to the closure of the Term Loan. Cash used in financing activities was $1.0 million for the nine months ended September 30, 2020, which consisted primarily of payments related to the Term Loan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2021, as compared to those disclosed in our 2020 Annual Report.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies reported in our 2020 Annual Report.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 initially placed significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and caused enrollment to slow in the Phase 2 portion of the ongoing Phase 1/2 monotherapy clinical trial of our lead product candidate, NC318. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. Specifically, initial data from the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 was temporarily delayed, and the initial delay of our Phase 2 clinical trial to evaluate NC318 in combination with standard of care chemotherapies was due to COVID-19. In addition, we delayed until July 2020 initiation of the Phase 1 portion of our Phase 1/2 clinical trial of NC410 despite being prepared to begin the trial in March 2020. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of our 2020 Annual Report and this Quarterly Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

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

In July 2020, we announced that based on the current enrollment criteria and clinical response data, we did not plan at that time to advance the NSCLC and ovarian cancer cohorts of our NC318 Phase 1/2 monotherapy clinical trial into the stage 2 portion of the Simon 2-stage trial. In December 2020, we announced that the initial selection criterion did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors. We have modified the Phase 2 portion of the trial for S15 selection, and clinical sites can select for S15-positive patients through screening biopsies in a CLIA-certified laboratory. The developments in this trial could increase the costs and lengthen the timeline for this trial, adversely impact our ability to enroll patients and impair our ability to gain regulatory approval for and commercialize NC318. Any of these developments could damage our reputation or investor confidence in our company, disrupt our broader research and development, impact our ability to raise capital, or hinder our ability to execute our strategic plans, which could have a material adverse effect on our business, financial condition, operating results, and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

10.1 (+)	First Amendment to the NextCure, Inc. 2015 Omnibus Incentive Plan dated September 30, 2021.

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+) Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: November 4, 2021	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer