Form 10-K
period 2021-12-31
NextCure, Inc.
filed 2022-03-03
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $209.0 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 2, 2022, the registrant had 27,724,303 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762, NC525 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762, NC525 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the continued impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the development of patient selection assays and companion or complimentary diagnostics for NC318, NC410, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762, NC525 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

These statements, and other forward-looking statements, are based on management’s current expectations, estimates, forecasts and projections about our business and industry, are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, such as the continued impact of the COVID-19 pandemic, and that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Forward-looking statements contained in this Annual Report should be considered in light of these factors and the factors set forth under “Risk Factor Summary” below and the factors described elsewhere in this Annual Report, including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors, and the other cautionary statements made in this Annual Report, are applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, levels of activity, performance, or achievements may vary materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	The impacts of the COVID-19 pandemic could continue to adversely affect our business.
●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, has resulted in delays in product development and could result in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results may not be indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could continue to encounter difficulties enrolling patients in our clinical trials due to the COVID-19 pandemic or otherwise.
●	Because the numbers of subjects in our Phase 1/2 clinical trials of NC318, NC410 and NC762 are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	Development of product candidates, in combination with other therapies, exposes us to additional regulatory risks.
●	We depend on data and our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience, as an organization and with our manufacturing facility, is limited. We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	The loss of our third-party manufacturing partners or our, or our partners', failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our lead product candidates, but no patent has yet issued from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims, or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We are now and may in the future be subject to securities litigation, which can be expensive and could divert management's attention.
●	If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. We view the immune system holistically and, rather than target one specific immune cell type, we focus on understanding biological pathways, the interactions of cells and the role each interaction plays in an immune response. Through our proprietary Functional, Integrated, NextCure Discovery in Immuno-Oncology, or “FIND-IO”, platform, we study various immune cells to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. We are focused on patients who do not respond to current therapies, patients whose cancer progresses despite treatment and patients with cancer types not adequately addressed by available therapies. We are committed to discovering and developing first-in-class immunomedicines, which are immunomedicines that use new or unique mechanisms of action to treat a medical condition.

Our lead product candidate, NC318, is a first-in-class immunomedicine against a novel immunomodulatory protein called Siglec-15, or “S15”. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019.

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

We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We provided a data update from our ongoing monotherapy trial of NC318 at the SITC Meeting in November 2021. Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400 mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate treatment-related adverse events, or “TRAE”. We expect to provide further data from the Phase 2 portion of this trial in the fourth quarter of 2022.

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. Initial data are anticipated in the second half of 2022.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor, or “LAIR”, -1. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 and determine its pharmacologically active and/or maximum tolerated dose. Interim data presented from the Phase 1 dose-escalation study show that NC410 appears to be safe and well-tolerated in patients with advanced tumors and shows evidence of immune modulation. We expect to provide further data from the Phase 1 portion of this trial in the second half of 2022.

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or “B7-H4”. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. We expect to announce initial data from the Phase 1 portion of this trial in the second half of 2022.

Our fourth product candidate, NC525, is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. Preclinical data were presented at the American Society for Hematology annual meeting, or the “ASH Meeting”, in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenografts, or “CDX”, animal model in vivo and (iii) restricts AML progression in patient-derived xenografts, or “PDX”, in vivo. An IND submission is planned for the fourth quarter of 2022.

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

Our Strategy

Our strategy is to use our fully integrated discovery and product development infrastructure to build a sustainable pipeline of product candidates to treat cancer patients who are not adequately served by currently available therapies. The key elements of our strategy include:

●	Advancing the clinical development of our lead product candidates, NC318, NC410 and NC762. We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial evaluating NC318 in patients with advanced or metastatic tumors in October 2019. In addition, we believe scientific evidence supports a combination of NC318 with anti-PD-1 therapy, and Yale commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. For NC410, we initiated the Phase 1 portion of a Phase 1/2 clinical trial in June 2020 and reported preclinical data demonstrating that

NC410 promoted T-cell mediated anti-tumor immunity, enhanced infiltration and increased localized activity of T-cells in the TME. For NC762, we initiated a Phase 1/2 clinical trial in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types in July 2021.
●	Building an oncology pipeline of novel targets for new immunomedicines focused on non-responders. We are continuing to leverage our immunological expertise and our FIND-IO platform to identify novel targets relevant to overcoming immune suppression.
●	Leveraging our fully integrated development, quality systems and cGMP manufacturing capabilities. Our approach is to integrate key aspects of product development within our organization. We have assembled a team with extensive experience in identifying, characterizing and developing novel immunomedicines. We seek to couple discovery of important targets with the capability to rapidly streamline target validation and conduct key IND-enabling studies, leading to clinical development of lead candidates. Our purpose-built, dedicated, state-of-the-art cGMP manufacturing facility utilizes single-use technology to support development of our pipeline and advancement of our product candidates into and through clinical development. The facility has production capacity of 2,000 liters and is designed to operate as a multi-product facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency.
●	Expanding our current focus and creating new opportunities outside of the oncology field. While our primary focus is oncology, the functional screening approach and proprietary technology of our FIND-IO platform are broadly applicable to the identification of positive and negative immune modulators, and therefore can be used and expanded to discover novel targets in other inflammatory diseases. Our goal is to enable next-generation immunomedicines for other serious inflammatory diseases with significant unmet medical needs in fields beyond oncology.
●	Extending the reach of our product candidates through strategic partnerships and collaborations. We have exclusive worldwide rights to our current product candidates and our FIND-IO platform. We expect to explore a variety of market opportunities for our current and future product candidates and our platforms, including through the pursuit of strategic partnerships or other collaborations with regard to selected indications or geographical areas, such as Asia. We intend for our product candidates to be developed and commercialized globally, by us in key markets and in collaboration with other companies for other geographies.

Immuno-Oncology Background

The immune system has powerful biological mechanisms to defend and protect the body from pathogens, such as viruses, parasites and bacteria. It also provides surveillance against cancers by recognizing and responding to antigens that are uniquely or highly expressed on cancer cells. In cancer, complex interactions between immune cells and growing tumor cells can prevent an immune response by blocking cellular interactions, resulting in immunosuppression in the TME. This phenomenon, referred to as immune evasion, is a hallmark of cancer where the tumor can prevent tumor-specific immune cells called T-cells from functioning within the TME or gaining access to the tumor site, which allows the tumor to continue to grow, leading to disease progression. Tumors in advanced cancer have multiple mechanisms of evasion in the TME that can differ from tumor to tumor.

Remodeling the TME and overcoming its immunosuppressive properties is a major focus of cancer research and drug development. Checkpoint inhibitors are a drug class designed to counteract certain tumor defenses against the immune system. Currently approved checkpoint inhibitors were developed based on the belief that an immune system inactivated by co-inhibitory proteins, known as checkpoints, could be reactivated to recognize and attack the tumor. Therapies against checkpoints, such as PD-L1, PD-1 and Cytotoxic T-Lymphocyte Antigen, or “CTLA”-4, have produced impressive results in the clinic across an array of cancers and have been approved for several malignancies. However, despite the recent success of these checkpoint inhibitors, it is estimated that up to 60% to 70% of cancer patients do not respond to single-agent therapy with checkpoint inhibitors. This limited efficacy highlights the importance of our effort to identify novel targets and molecular pathways responsible for tumor immune evasion mechanisms that we believe will work independently from current targets for cancer immunotherapy.

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

Our FIND-IO platform applies a function-based screening approach to identify human proteins and to determine whether those proteins alter or stop an immune response resulting in immune evasion. The platform is designed to identify novel cell surface molecular interactions that drive functional immune responses. Our FIND-IO platform broadly and quantitatively evaluates interactions between relevant protein components and different T-cellular types over time in order to identify novel targets that either increase or decrease immune-related functional responses associated with desired immune responses against tumors. By identifying novel immune modulators through the FIND-IO platform, we aim to develop next-generation immunomedicines that restore normal immune function in the TME.

To create our FIND-IO platform, we industrialized, expanded and optimized the T-cell Activity Array, or “TCAA”, a predecessor of the FIND-IO platform that Dr. Chen used to discover the immunosuppressive properties of S15. Our work in developing the FIND-IO platform beyond the TCAA includes using different and expanded gene libraries, adding biological pathways and reporters, expanding immune cell types and, most importantly, increasing the repertoire of functional assay readouts. We also broadened the platform to look at signaling within both the immune cell and the cell expressing the library gene. By transfecting cells with library genes, which encode membrane-bound or soluble proteins, FIND-IO is designed to determine whether the genes have signaling functions when interacting with an immune cell.

Our FIND-IO technology includes proprietary approaches to functionally assess immune pathways in both primary immune cells and established cell lines from immune lineages, including T-cell subsets, monocytes, macrophage subpopulations, dendritic cells, cancer cell lines and cells isolated from diseased patients. This platform allows us to identify proteins that can be targeted with novel immunomedicines to repair and maintain anti-tumor immunity. By focusing on understanding the TME in oncology, we believe we can identify multiple new positive and negative modulators of immune cells, including T-cells, NK cells, macrophages and myeloid-derived suppressor cells.

As shown in the figure below, our product candidates target a variety of cell types in the immune system. For example, NC318 targets macrophages and tumor cells and prevents suppressive myeloid cells from negatively regulating T-cells, and NC410 targets the negative signaling from dendritic cells, macrophages and T-cells mediated by the binding of LAIR-1 to its ligands collagen and C1q. We also have earlier stage discovery programs that are investigating the negative effects of NK cells and other immune cells in the TME on T-cells.

Expanding Targets Beyond T-Cells

Our Programs

NC318

NC318 is a monoclonal antibody that binds specifically to human S15 with high affinity. We have observed in preclinical studies that blocking S15 improved the immune response in multiple animal models. We believe that NC318 may help promote an effective anti-tumor immune response by targeting multiple cell types in the TME that express S15, including macrophages and S15-positive tumor cells. Based on the results of the Phase 1 portion of our Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors, we began enrolling patients in the Phase 2 portion of the trial in October 2019. The Phase 2 portion of the trial was designed as a Simon Two-Stage trial, a type of Phase 2 trial that is multi-stage and is conducted in two stages with the option to stop the trial after the first stage or after the second stage.

We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive patients through screening biopsies in a CLIA-certified laboratory. In the second quarter of 2021, we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We provided a data update from our ongoing monotherapy trial of NC318 at the SITC Meeting in November 2021. Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400 mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate TRAE. We have exclusive worldwide rights to NC318.

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC.

S15 Background

S15 is a member of the sialic acid-binding immunoglobulin lectins, or Siglec, family, a distinct subgroup of the immunoglobulin superfamily of proteins. Siglecs are expressed on most white blood cells of the immune system, except for T-cells. Siglecs recognize and bind to a sugar structure called sialic acid that coats proteins and fatty acids found on the surface of all mammalian cells. This binding can affect T-cell signaling on immune cells. Several Siglecs play key roles in helping immune cells distinguish between self, and non-self and modulating immune responses. S15 is expressed on tumor cells and, importantly, on M2 macrophages, which are highly immunosuppressive in the TME.

S15 molecules on M2 macrophages, as well as on tumors themselves, appear to interact with unidentified receptors on T-cells and inhibit T-cell proliferation and functions, leading to decreased anti-tumor immune response. It also appears that S15 interacts with myeloid cells to promote their survival and differentiation so that they contribute to the overall immunosuppressive tumor environment through production of cytokines, such as IL-6, IL-1β and TNF-α, that are tumor-promoting and immunosuppressive in the context of the TME. As shown in the figure below, the presence of S15 on either tumor cells or M2 macrophages can lead to an immunosuppressive TME, resulting in tumor growth.

S15 is Highly Immunosuppressive in the TME

The mechanism of action of NC318 prevents immune suppression caused by S15 and promotes anti-tumor activity. As the figure below shows, by targeting M2 macrophages, S15-induced myeloid cells and S15-positive tumors, NC318 is engineered to decrease inflammatory cytokines associated with enhanced tumor growth, promote T-cell proliferation and restore T-cell function, which we believe will reduce and kill tumors.

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

Preliminary data from the Phase 1 portion were presented in November 2019 at the SITC annual meeting and updated data were announced in December 2020. As of December 17, 2020, NC318 had been well-tolerated in the Phase 1 portion of the trial and only one dose-limiting toxicity, a grade 3 pneumonitis at the highest dose level, had been observed. Treatment-related adverse events experienced by more than 5% of patients as of that date were diarrhea, infusion reactions, fatigue, headaches, pruritis, elevated amylase and elevated lipase. Most treatment-related adverse events were easily manageable, asymptomatic or mild or moderate, with the exception of one case of grade 3 episcleritis/uveitis at the 400 mg dose level that resolved after steroid therapy and two cases of grade 3 pneumonitis (one at the 400 mg dose level and one at the 1,600 mg dose level). We also observed two grade 1 cases of vitiligo (one at the 80 mg dose level and one at the 400 mg dose level) that, along with other immune-related adverse events including diarrhea, elevated amylase and lipase, pruritis, episcleritis/uveitis and pneumonitis, indicate NC318’s activity as a modulator of the immune system.

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

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 in October 2019. The Phase 2 portion of the trial is an open-label trial designed to detect a relevant efficacy signal, or response rate, for each tumor type at a 400 mg dose administered every two weeks. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including NSCLC, ovarian cancer, HNSCC and TNBC. In the Phase 2 portion, patients were initially selected based on tumors with a PD-L1 TPS of less than 50%. S15 expression was analyzed retrospectively in all pretreatment biopsies successfully obtained from the Phase 2 patients. The primary endpoints for the Phase 2 portion of the trial are safety and tolerability, and secondary endpoints include response rate, progression-free survival, duration of response and overall survival.

In July 2020, we reported a confirmed partial response in a HNSCC patient. In addition, we reported that at that time we would not progress the NSCLC and ovarian cancer cohorts to the second stage of the Simon 2-stage trial. In December 2020, we completed a retrospective analysis of S15 expression in biopsy samples collected from the Phase 2 patients at their initial screening. During initial screenings, we did not have an available screening assay to select for patients based on S15-positive biopsies. Therefore, inclusion criterion was based on a TPS PD-L1 score <50%, given the non-overlapping expression of S15 and PD-L1. Of the evaluable biopsies collected, retrospective analysis showed that 13% of the patients enrolled had S15-positive tumors. These biopsies showed that the selection criterion, based on low PD-L1 expression, did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors.

We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive patients through screening biopsies in a CLIA-certified laboratory. In the second quarter of 2021, we resumed enrolling a NSCLC adenocarcinoma cohort in the Phase 2 trial, and we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We provided a data update from our NC318 monotherapy trial at the SITC meeting in November 2021. Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate TRAE. The only observed severe or higher-grade TRAE in the Phase 2 portion was a grade 3-4 infusion reaction in one patient. Pharmacokinetic and pharmacodynamic modeling using serum samples from the Phase1/2 trial, predicted that a dose of 800 mg once a week results in nearly ten times greater drug exposure which may impact drug activity and clinical outcomes. This led to the decision to revise the dosing regimen to 800 mg weekly.

Phase 2 Combination Clinical Trial

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC.

NC410

NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of and decoy protein for LAIR-1 and is designed to block immune suppression mediated by LAIR-1. Multiple preclinical studies support our understanding that eliminating or blocking the binding of LAIR-1 restores normal immune function in multiple immune cells. Our translational work has shown that NC410 blocks the interaction of LAIR-1 with its binding partners, thereby promoting T-cell function and dendritic cell activity to contribute to restoring anti-tumor immune activity. Consistent with our strategy, we believe NC410 has the potential to address the needs of patients who are not adequately addressed by currently available therapies. We have exclusive worldwide rights to NC410.

Background of LAIR Pathway in Cancer

LAIR-1 is a co-inhibitory receptor expressed on T-cells and several other immune cell subsets, including monocytes, macrophages and dendritic cells. Its binding partners include certain types of collagen and complement component 1q, or C1q.

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

The mechanism of action of NC410 prevents immune suppression caused by LAIR-1 binding to collagen or C1q and promotes anti-tumor immune activity. As the figure below shows, when LAIR-2 and NC410 are present in the TME, they bind to collagen or C1q preferentially compared to LAIR-1 given their higher binding affinity. This has the effect of blocking the collagen or C1q from binding to LAIR-1, which otherwise would have resulted in an immunosuppressive effect. By blocking this interaction with LAIR-1 and its binding partners, T-cell function and dendritic cell activity is promoted in order to restore anti-tumor immune activity.

NC410 is Designed to Prevent Immune Suppression Caused by LAIR-1

Our Clinical Development Plan for NC410

We and others have analyzed genomic and protein databases and observed that LAIR-1 expression levels negatively correlate with survival rates for several cancers, including brain, renal, colorectal, glioma, lung, urothelial and ovarian cancers. These analyses support possible targeting of these tumor types as primary indications for therapeutic treatment with NC410. We have conducted expansive screening efforts on tumor samples from different solid tumor types to identify tumors that express LAIR-1 on immune cells and varying levels of collagen in the TME, to guide our ultimate selection of patients for the Phase 2 portion of the Phase 1/2 clinical trial. We plan to develop a CLIA-certified assay to select patients for the Phase 2 study.

In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. In May 2021, at the ASCO Meeting, we reported preclinical data demonstrating that NC410 promoted T-cell mediated anti-tumor immunity, enhanced infiltration and increased localized activity of T-cells in the TME. We provided a data update from the Phase 1 portion of this trial at the SITC Meeting in November 2021. Interim data presented from the Phase 1 dose-escalation study show that NC410 appears to be safe and well-tolerated in patients with advanced tumors and show evidence of immune modulation. Safety, tolerability, efficacy and biomarker analyses are ongoing in higher-dose cohort patients.

NC762

NC762 is a monoclonal antibody that binds specifically to human B7 homolog 4 protein, or “B7-H4”, a protein expressed on multiple tumor types. We believe NC762 acts by inhibiting tumor cell growth. While the inhibitory effect on tumor growth does not appear to be dependent upon T-cells, we believe NK cells may contribute to enhanced anti-tumor activity mediated by NC762. We have observed in preclinical studies that NC762 inhibits the growth of human melanoma tumors in mice, and we believe that NC762 has the potential to treat multiple tumor types. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer, or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types. We have exclusive worldwide rights to NC762.

B7-H4 Background

B7-H4 is a cell surface protein expressed on multiple tumor types, including non-small cell lung cancer, ovarian cancer, breast cancer and hepatocellular carcinoma, and on tumor-associated macrophages, and shows limited expression in most normal tissues. B7-H4 was initially discovered in 2003 in the Mayo Clinic lab of our scientific co-founder Dr. Lieping Chen. It is a member of the same family of co-inhibitory checkpoint proteins as B7-H1, known as PD-L1, which was also discovered by Dr. Chen's laboratory (see "Immuno-Oncology Background") B7-H4 has been shown in published articles to negatively regulate T-cell immune response, inhibit cytokine production, suppress antigen-presenting cells, promote immune escape and play a role in tumorigenesis and tumor development. Expression of B7-H4 in tumor cells has been shown in preclinical research and published articles to be correlated with reduced overall survival, and B7-H4 has generally non-overlapping expression with both PD-L1 and S15. Given the low expression of B7-H4 on healthy cells and the results of our preclinical cross-tissue reactivity studies, we believe that anti-B7-H4 treatment is unlikely to inadvertently cause adverse effects of tissues and pathways outside of B7-H4 positive tumors and tumor-associated macrophages.

NC762 is a novel immunotherapeutic protein that binds to B7-H4 on the cell surface of tumors. We believe NC762 acts by inhibiting tumor cell growth and killing tumor cells, including by enhancing immune response. Preclinical research indicates that the primary mechanism of action of NC762 inhibits tumor cell growth independently of immune cell infiltration into the TME. NC762 was also designed to enhance immune response by allowing for enhanced binding to CD16a/FcγRIIIa, a receptor found on the surface of natural killer, or NK cells, in order to increase antibody-dependent T-cell-mediated cytotoxicity, or “ADCC”, activity. ADCC is a process by which effector cells such as NK cells interact with and kill antibody-coated target T-cells such as tumor cells. Extensive in vivo modeling data using human melanoma in mouse models expressing B7-H4 indicate that NC762's anti-tumor effect may be enhanced in the presence of NK cells, but that it has an anti-tumor impact even in the absence of peripheral blood mononuclear cells (comprising several types of white blood cells including NK cells), and that the primary mechanism by which NC762 inhibits tumor growth is therefore ADCC-independent.

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

We have developed an IHC assay using a commercially purchased antibody to test tumors for B7-H4 positivity and have performed screening of multiple tumor types. We intend to use this assay to select patients for treatment through patient biopsies, including in the Phase 1 dose expansion portion of our planned Phase 1/2 clinical trial, and have validated the assay for use in clinical trials. We also intend to retroactively use immunophenotyping and serum analysis as part of our clinical trials to determine the types of cells present after treatment in order to identify biomarkers, to look for signs of clinical activity, and to help determine the likelihood of responsiveness to treatment with NC762.

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

In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types.

NC525

Our fourth product candidate NC525 is a novel LAIR-1 antibody that selectively targets AML, blast cells and LSCs. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing HSPCs. Preclinical data were presented at the ASH Meeting in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the CDX, animal model in vivo and (iii) restricts AML progression in PDX, in vivo. We have exclusive worldwide rights to NC525.

Our Research Programs

In addition to NC318, NC410, NC762 and NC525, we are also pursuing preclinical evaluation of other potential novel immunomodulatory molecules.

Our FIND-IO Platform

Our FIND-IO platform uses proprietary approaches to functionally assess immune pathways in both primary immune cells and established cell lines from immune lineages, including T-cell subsets, monocytes, macrophage subpopulations, dendritic cells, cancer cell lines, and cells isolated from diseased patients. This platform allows us to identify proteins that can be targeted with novel immunomedicines to repair and maintain anti-tumor immunity. We have identified multiple novel targets using our FIND-IO platform, including those for which certain of our research programs are being designed to target.

The goal of our FIND-IO platform is to sustain a pipeline of novel immunomedicines that restore normal immune function to treat cancer and other immune-related diseases. While we are primarily focused on cancer treatment, we believe that our proprietary technology, our approach, our understanding of biological pathways and the convergence of immunology and inflammation provide us with opportunity to explore novel immunomedicines for other significant unmet medical needs. To maximize the full potential of our platform and expertise, we are expanding the functional screening approach of our FIND-IO platform to the identification of novel targets in autoimmunity and inflammation, as well as in neuro-inflammatory diseases.

Our Collaboration Agreements

Agreements with Yale University

License Agreement with Yale

We entered into a license agreement with Yale, or the Yale Agreement, in December 2015 pursuant to which we obtained an exclusive, royalty-bearing, sublicensable worldwide license to products that either incorporate certain licensed patents used in the discovery of targets or arise out of research and development of Dr. Chen’s laboratory at Yale, including S15, and subsequently amended the Yale Agreement in January 2020 and October 2021. We are obligated to pay Yale low single-digit royalties on sales of products, including NC318, that are either covered by the patents licensed to us under the Yale Agreement or arise out of Dr. Chen’s laboratory as a result of research under the corporate sponsored research agreement described below, subject to minimum annual royalty payments in the low to mid hundreds of thousands of dollars. Until we are required to pay royalties under the Yale Agreement, we must pay an annual license maintenance fee to Yale in the mid to high tens of thousands of dollars. In addition, with respect to each product covered by licenses under the Yale Agreement, we are obligated to pay Yale milestone payments upon (i) the initiation of each of a Phase 1 clinical trial, Phase 2 clinical trial and Phase 3 clinical trial or a pivotal trial, (ii) first commercial sale in the United States and (iii) first commercial sale in China, Japan or a major European country, in an aggregate amount of up to $2,975,000. The term of the license agreement with Yale runs, on a country-by-country basis, until the later of the expiration of all licensed patents or 10 years from the first commercial sale in such country, unless Yale has cause to terminate earlier for our material breach of the license, bankruptcy or if we or any sublicensee bring a challenge against Yale in relation to the licensed patents. We have the right to terminate the Yale Agreement for Yale’s material breach or at any time during the term with six months’ prior written notice to Yale.

Sponsored Research Agreement with Yale

In connection with the Yale Agreement, we also entered into a corporate sponsored research agreement, or “SRA”, with Yale, pursuant to which we had agreed to provide an aggregate of up to $15 million to fund a research program aimed at discovering new targets for immunomedicines. The SRA was subsequently amended in January 2020 and October 2021 and expired on December 31, 2021. We do not intend to renew the SRA.

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

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support our pipeline and advance our product candidates into and through clinical development. The facility has a production capacity of 2,000 liters in order to support multiple product candidates. The investment in our manufacturing facility is a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. While other companies may need to work with third parties for antibody production, we can do so in our own facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency. We are currently manufacturing all of the drug supply for our preclinical studies and our Phase 1/2 clinical trials of NC318, NC410, and NC762 and intend to provide the drug supply for future clinical trials of NC318, NC410, NC762 and NC525. As we advance the development of our growing pipeline of product candidates, we will continue to evaluate the merits of further expanding our internal manufacturing capabilities, including for the production of commercial drug supply, as compared to collaborating with third-party manufacturers.

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

Product candidates that we successfully develop and commercialize will compete with a range of therapies that are currently approved and any new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ Yervoy, and PD-1/PD-L1, such as BMS’ Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T-cell-engager immunotherapies, such as Amgen’s Blincyto. In addition to these marketed therapies, numerous compounds are in clinical development for the potential treatment of cancer.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We rely on a combination of patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2021, our intellectual property portfolio includes, on a worldwide basis, 20 pending foreign patent applications relating to NC318, NC410, NC762 and NC525, two pending U.S. patent application relating to NC318, one pending U.S. patent application relating to NC410, two pending U.S. patent applications relating to NC762, one U.S. patent application relating to NC525 and additional pending patent applications for other discovery and research programs. Patents resulting from our patent applications for NC318, NC410 and NC525, if issued, are expected to expire beginning in 2037 absent any patent term adjustments or extensions and for NC762, if issued, are expected to expire beginning in 2039 absent any patent term adjustments or extensions.

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

Government policies may change, and additional government regulations may be enacted, that could prevent or delay further development or regulatory approval of any product candidates, product or manufacturing changes, additional disease indications or label changes. We cannot predict the likelihood, nature or extent of government regulation that might arise from future legislative or administrative action.

Review and Approval for Licensing Biologics in the United States

In the United States, the FDA regulates our current product candidates as biological products, or biologics, under the Federal Food, Drug, and Cosmetic Act, or “FDCA”, the Public Health Service Act and associated implementing regulations. Biologics, like other drugs, are used for the treatment, prevention or cure of disease in humans. In contrast to small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biologics are generally derived from living material (human, animal, or microorganism) are complex in structure, and thus are usually not fully characterized. Biologics include immunomedicines for cancer and other diseases.

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

An applicant seeking approval to market and distribute a biologic in the United States must typically undertake the following:

●	completion of non-clinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or “GLP”, regulations;
●	manufacture, labeling and distribution of investigational drug in compliance with cGMP;
●	submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or “IRB”, or ethics committee at each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practices requirements, or “cGCP”, to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;
●	preparation of and submission to the FDA of a biologics license application, or “BLA”, after completion of all pivotal clinical trials requesting marketing approval for one or more proposed indications;
●	obtain satisfactory completion of an FDA Advisory Committee review, where appropriate, as may be requested by the FDA to assist with its review;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the proposed product, or certain components thereof, are produced to assess compliance with cGMP and data integrity requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, safety, quality, purity and potency;
●	satisfactory completion of FDA audits of selected clinical investigation sites to assure compliance with cGCP requirements and the integrity of the clinical data;
●	payment of user fees under the Prescription Drug User Fee Act for the relevant year;
●	obtain FDA review and approval of the BLA to permit commercial marketing of the licensed biologic for particular indications for use in the United States; and
●	compliance with post-approval requirements, including the potential requirements to implement a Risk Evaluation and Mitigation Strategy, or “REMS”, adverse event and biological product deviation reporting and to complete any post-approval studies.

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

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives.

Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or “DSMB”. DSMBs provide authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Other grounds for suspension or termination may be made based on evolving business objectives and/or competitive climate. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

These phases may overlap or be combined. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials, after a product is approved, to gain more information about the product, referred to as Phase 4 trials. Such post-approval trials, when applicable, are conducted following initial approval, typically to develop additional data and information relating to the biological characteristics of the product and treatment of patients in the intended therapeutic indication.

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

During clinical development, the sponsor often refines the indication and endpoints on which the BLA will be based. For endpoints based on patient-reported outcomes, or “PROs”, and outcome reported outcomes, or “OROs”, the process typically is an iterative one. The FDA has issued guidance on the framework it uses to evaluate PRO instruments. Although the agency may offer advice on optimizing PRO and ORO instruments during the clinical development process, the FDA usually reserves final judgment until it reviews the BLA.

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

BLA Submission and Review

Assuming successful completion of all required clinical testing in accordance with all applicable regulatory requirements, an applicant may submit a BLA requesting licensing to market the biologic for one or more indications in the United States. The BLA must include the results of product development, nonclinical studies and clinical trials; detailed information on the product’s chemistry, manufacture, controls and proposed labeling. Under the Prescription Drug User Fee Amendments, a BLA submission is subject to an application user fee, unless a waiver or exemption applies. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2.8 million for fiscal year 2021, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $336,432 for each prescription product. These fees are typically increased annually.

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

After the BLA is accepted for filing, the FDA reviews the BLA to determine, among other things, whether a product is safe, pure and potent and if the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued identity, strength, quality, safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP and are adequate to assure consistent production of the product within required specifications. In addition, the FDA expects that all data be reliable and accurate and requires sponsors to implement meaningful and effective strategies to manage data integrity risks. Data integrity is an important component of the sponsor’s responsibility to ensure the safety, efficacy and quality of its product or products.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its components will be produced, the FDA may issue an approval letter or a Complete Response Letter, or “CRL”. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. If the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional data, information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied and may require additional testing or information and/or require post-marketing studies and clinical trials. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, reporting of certain deviations and adverse experiences, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval. Biologic manufacturers and their third-party contractors are required to register their facilities with the FDA and certain state agencies. These facilities are subject to routine and periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, post-marketing safety reporting and data integrity requirements, which impose certain procedural and documentation requirements to assure quality of manufacturing and product. FDA has increasingly observed cGMP violations involving data integrity during site inspections and is a significant focus of its oversight. Requirements with respect to data integrity include, among other things, controls to ensure data are complete and secure; activities documented at the time of performance; audit trail functionality; authorized access and limitations; validated computer systems; and review of records for accuracy, completeness and compliance with established standards.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug and biological products placed on the market. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA’s regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims relating to a product’s safety or effectiveness are prohibited before the drug is approved. After approval, a product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ or the Office of the Inspector General of the Department of Health and Human Services, or “HHS”, as well as other federal and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil, administrative, and criminal fines, penalties, and agreements that materially restrict the manner in which a company promotes or distributes products. The federal government has levied large civil, administrative, and criminal fines and penalties against companies for alleged improper promotion and has also requested that companies enter into consent decrees and permanent injunctions under which specified promotional conduct is changed or curtailed.

The distribution of prescription drug and biological products are subject to the Drug Supply Chain Security Act, or “DSCSA”, which requires manufacturers and other stakeholders to comply with product identification, tracing, verification, detection and response, notification and licensing requirements. In addition, the Prescription Drug Marketing Act and its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove prescription drug and biological products that may be counterfeit, stolen, contaminated, or otherwise harmful from the market.

Patent Term Restoration and Marketing Exclusivity

After approval, owners of relevant drug or biological product patents may apply for up to a five-year patent extension to restore a portion of patent term lost during product development and FDA review of a BLA if approval of the application is the first permitted commercial marketing or use of a biologic containing the active ingredient under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The allowable patent term extension is calculated as one-half of the product’s testing phase, which is the time between IND and BLA submission, and all of the review phase, which is the time between BLA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

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

Biosimilars and Marketing Exclusivities

The Biologics Price Competition and Innovation Act, or “BPCIA”, created an abbreviated approval pathway for biological product candidates shown to be highly similar to or interchangeable with an FDA licensed biological product. A biological product on which another biological product candidate’s BLA relies to establish biosimilarity is known as a reference product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form and strength, and no clinically meaningful differences between the biological product candidate and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, unless the Secretary of HHS waives a required element. A biosimilar product candidate may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biologics, as well as the process by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

If a biologic is designated and approved for an orphan indication, it will be granted seven years of orphan drug exclusivity. An orphan indication is granted to biological products and drugs designated and approved to treat diseases or conditions affecting fewer than 200,000 individuals in the United States, or if there is no reasonable expectation that the sponsor will be able to recover the costs of developing and marketing the drug or biological product in the United States. A biosimilar may not be licensed by FDA for the protected orphan indication until after the expiration of the seven-year orphan drug exclusivity period or the 12-year reference product exclusivity, whichever is later.

Pediatric exclusivity adds an additional six-month exclusivity period to any marketing exclusivities and patents that a biological product has obtained. In order to obtain pediatric exclusivity, a BLA sponsor must conduct pediatric studies as requested by the FDA in a Written Request. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. While pediatric exclusivity is not an actual extension on a patent term, it effectively extends the preclusive effect of the patent on FDA’s authority to approve another application that relies on the product with pediatric exclusivity.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. On December 20, 2019, President Trump signed into law H.R. 1865, the Further Consolidated Appropriations Act of 2020. The law includes significant provisions related to the Trump Administration’s biosimilars policy framework and FDA’s implementation of the BPCIA, such as clarifying that “chemically synthesized polypeptides” are no longer excluded from being regulated as biologics, while “peptides” (polymers composed of 40 or fewer amino acids) will continue to be regulated as drugs unless they otherwise meet the statutory definition of biological products. In addition, the Further Consolidated Appropriations Act of 2020 clarifies exclusivity and procedural issues related to certain biologics approved as drugs pursuant to new drug applications, or “NDAs”, to be the subject of an approved BLA, or transition biological products. The law also incorporates provisions intended to reduce price and increase competitiveness in the pharmaceutical industry. The law amends the FDCA to create a private right of action against NDA or BLA holders that refuse to provide sufficient quantities of samples of an approved reference product to generic and biosimilar developers. In July 2018, the FDA released its Biosimilars Action Plan to improve the efficiency of the biosimilar and interchangeable product development and approval process. The Further Consolidated Appropriations Act of 2020 is consistent with FDA guidance documents issued in December 2018 that were intended to advance the agency’s biosimilars policy framework. The implementation of the Further Consolidated Appropriations Act of 2020 and the ultimate impact of the agency’s Biosimilars Action Plan are uncertain and may evolve over time through future laws and regulations and guidance provided by regulatory and governing bodies. In addition, other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have been the subject of recent litigation.

Regulation of Companion Diagnostics and Laboratory Developed Tests

A companion diagnostic is an in vitro diagnostic that can: identify the patients most likely to benefit from a particular therapeutic product; identify those likely to be at an increased risk for serious side effects; or monitor responses to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Under the FDCA, in vitro companion diagnostics are generally regulated as medical devices. The FDA has generally classified in vitro companion diagnostics as high-risk, Class III devices, which require FDA approval of a premarket approval application, or “PMA”, but recognizes the possibility of a moderate-risk IVD companion diagnostic (i.e., Class II device), which would require clearance of a 510(k) premarket notification or grant of a de novo request. Approval or clearance of the in vitro companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.

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

In some cases, information from a diagnostic test may be useful to a prescriber, but not necessary for the safe and effective administration of the therapeutic product. In those cases, health care providers may employ information derived from a complementary diagnostic test such as a laboratory developed test, or “LDT”, when administering a therapeutic product. An LDT is a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. LDTs can be used to measure or detect a wide variety of analytes (substances such as proteins, chemical compounds like glucose or cholesterol, or DNA), in a sample taken from a human body.

The Centers for Medicare and Medicaid Services, or “CMS”, regulates LDTs and the laboratories that develop them, and enforces the Clinical Laboratories Improvement Amendments, or “CLIA”. CMS evaluates whether there is clinical utility for each specific test, and also performs post-market oversight of laboratory operational processes. CMS’s oversight through the CLIA program is designed to confirm that a lab assesses analytical validity but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test.

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

Healthcare Regulation

Pharmaceutical Coverage and Reimbursement

Our ability to successfully commercialize any of our product candidates for which we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs such as the Medicare and Medicaid programs in the U.S.; private health insurers; managed care organizations; and other entities. Though we expect our initial product offering to be covered under Medicare Part B and thus not subject to Medicare Part D formulary requirements, private third-party payors establish the coverage and reimbursement policies for pharmaceutical products, and the marketability of any products for which we may receive regulatory approval for commercial sale depends on those payors’ coverage policies and reimbursement rates. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include one or more of our product candidates. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety and efficacy.

In addition, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes apart from Medicare determinations. Therefore, coverage and reimbursement rates can vary significantly from payor to payor.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, the Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. In late 2020, the U.S. Department of Health and Human Services Office of Inspector General issued two final rules finalizing significant safe harbor modifications related to (1) value-based and coordinated care arrangements and (2) certain point-of-sale discounts and the existing discount safe harbor, or the “Rebate Rule”. Implementation of the Rebate Rule is uncertain due, at least in part, to ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. We cannot predict the future of the Rebate Rule, the full impact of the Rebate Rule, if implemented, or subsequent regulatory actions on our operations. As a general matter, however, any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, or “FCA”, which prohibits, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibits (i) knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, the Health Information Technology for Economic and Clinical Health Act, or “HITECH Act”, and implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities, including health plans, healthcare clearinghouses and certain healthcare providers, and their business associates, individuals or entities that perform certain services on behalf of a covered entity that involve the use or disclosure of individually identifiable health information. HIPAA includes several tiers of civil monetary penalties as well as criminal penalties. In addition, state attorneys general have authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Research institutions that we collaborate with and healthcare providers who may prescribe our products, once commercialized, are subject to privacy and security requirements under HIPAA. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;
●	Numerous other federal and state laws and regulations that also govern the privacy and security of individually identifiable health information, including state data breach notification laws, state health information or genetic privacy laws, and federal and state consumer protection laws such as Section 5 of the Federal Trade Commission, or “FTC”, Act and the California Consumer Privacy Act, or “CCPA”. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are certain exemptions for personal information subject to HIPAA and personal data collected in a clinical trial context, and the CCPA’s implementation standards and enforcement practices may increase our compliance costs and potential liability. Additionally, a California ballot initiative, the California Privacy Rights Act, or “CPRA”, passed in November 2020, and the majority of the provisions will take effect on January 1, 2023. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed in Virginia and Colorado, and comparable laws have been proposed in other states and at the federal level that may ultimately have conflicting requirements that would further complicate compliance. Meanwhile, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating consumers’ privacy rights, publishing untrue information about security practices, or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
●	In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of research activities. These laws and regulations, as well as any associated claims, inquiries, investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity,

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

Healthcare Reform

In the United States there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that have significantly affected the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the “ACA”, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA: subjects biologics to potential competition by lower-cost biosimilars; addresses a methodology through which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or “MDRP”, are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a Medicare Part D coverage gap discount program in which, as a condition of coverage of its products under Medicare Part D, manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period.

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the “Tax Act”, includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On January 28, 2021, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. Most recently, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

In December 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional but remanded the case to the district court to reconsider the severability question. The Supreme Court of the United States granted certiorari on March 2, 2020 and heard oral argument on November 10, 2020. On June 17, 2021, the Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several recent U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation and regulation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation.

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

Human Capital Resources

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. As of December 31, 2021, we had 87 full-time employees, with 61% male and 39% female. Our workforce represents diverse racial and ethnic backgrounds with the following self-identified groups among our employees: 46% White, 25% Asian, 20% Black/African American and 9% Hispanic/Latino.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $69.4 million and $36.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $187.0 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement, which was terminated effective March 2020. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, our discovery programs and our FIND-IO platform.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trials for NC318, NC410 and NC762;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;
●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including NC318, NC410, NC762 or NC525, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing NC318, NC410, NC762, NC525 and our other product candidates, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for NC318, NC410, NC762, NC525 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC318, NC410, NC762, NC525 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC318, NC410, NC762, NC525 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2021, we had $219.6 million in cash, cash equivalents (excluding restricted cash) and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur that are within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. For example, in December 2020, we announced that the initial selection criterion for our Phase 1/2 trial in NC318 did not result in enough S15-positive patients for us to effectively evaluate the activity of NC318 in S15-positive tumors, and that as a result we are modifying the Phase 2 portion of the trial for S15 selection. Also, in our NC318 trial, we are continuing to evaluate alternate doses and dose administration schedules depending on pharmacokinetics, pharmacodynamics, biomarker data, safety results and feedback from investigators. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials (see “Risks Related to Reliance on Third Parties”). We rely, or will rely, on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410, NC762, NC525 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410, NC762, NC525 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of NC318, NC410, NC762, NC525 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

The impacts of the COVID-19 pandemic could continue to adversely affect our business.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. The impacts of COVID-19 initially placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, slowed patient enrollment and caused delays in our clinical trials and issuance of results. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect our clinical trial going forward. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of this Annual Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

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

We are early in our development efforts. We initiated our first clinical trial for NC318, our lead product candidate, in October 2018, our first clinical trial for our second product candidate, NC410, in June 2020, and our third product candidate, NC762, in July 2021. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of NC318, NC410, NC762 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies and our clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs for any future product candidates;
●	successful enrollment in and completion of clinical trials;
●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;
●	our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers, if needed;
●	whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned or anticipated to support approval of our product candidates;
●	acceptance of our proposed indications and the primary endpoint assessments evaluated in the clinical trials of our product candidates by the FDA and comparable foreign regulatory authorities;
●	receipt and maintenance of timely marketing approvals from applicable regulatory authorities;
●	successfully launching commercial sales of our product candidates, if approved;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if approved;

●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	acceptance of the benefits and uses of our product candidates, if approved, by patients, the medical community and third-party payors;
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following approval;
●	our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, a REMS or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost-prohibitive;
●	competing effectively with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
●	our ability to identify targets and immunomedicines, whether through our FIND-IO platform, through our relationship with Yale or otherwise; and
●	enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that NC318, NC410, NC762, NC525 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

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

In addition, even if we were to obtain approval, the FDA may approve any of our product candidates for fewer or more limited indications, or a more limited patient population, than we request, may grant approval contingent on the performance of costly clinical trials, development of an in vitro companion diagnostic, or other post-marketing requirements, or may approve a product candidate with a label that does not include the labeling claims we believe are necessary or desirable for the successful commercialization of such product candidates.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for NC318, NC410, NC762, NC525 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we have modified the Phase 2 portion of our ongoing Phase 1/2 clinical trial of NC318 for S15 selection, and clinical sites can select for S15-positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory, which we anticipate will allow us to assess response rates in patients selected for S15. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;

●	the FDA or other regulatory authorities, IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or “CROs”, as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;
●	clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;
●	the number of patients required for clinical trials may be larger than we anticipate or we may have difficulty in recruiting and enrolling patients to participate in clinical trials, including as a result of the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease, competition from other clinical trial programs for similar indications and clinical trial subjects and the impact of public health emergencies, such as the COVID-19 pandemic;
●	it may be difficult to enroll a sufficient number of patients, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
●	any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;
●	we may face hurdles in addressing subject safety concerns that arise during the course of a trial, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;
●	the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
●	we, or third parties on whom we are dependent, may suffer business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health emergencies, such as the COVID-19 pandemic.

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. In addition, factors outside our control, such as government shutdowns, natural disasters and public health emergencies such as the COVID-19 pandemic, could disrupt business at the FDA or other regulatory authorities, which could result in delays of reviews, approvals and communications with regulatory authorities related to our clinical trials and product candidates.

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

With the exception of NC318, NC410, and NC762, all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our ongoing Phase 1/2 clinical trials of NC318, NC410 and NC762, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and making it difficult to predict final results from preliminary results. As a result, there may be less certainty that NC318, NC410, and NC762 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of NC318, NC410, or NC762, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1/2 clinical trials. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

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

Treatment-related adverse events experienced by more than 5% of patients in the Phase 1 portion of the Phase 1/2 clinical trial of NC318 as of December 17, 2020 were diarrhea, infusion reactions, fatigue, headaches, pruritis, elevated amylase and elevated lipase. Most treatment-related adverse events in the Phase 1/2 clinical trial were easily manageable, asymptomatic or mild or moderate, with the exception of one case of grade 3 episcleritis/uveitis that resolved after steroid therapy and two cases of grade 3 pneumonitis. In the Phase 2 portion of the trial, the only observed severe or higher-grade TRAE as of that date was a grade 3-4 infusion reaction in one patient. Immune-related adverse events that represent immune effects on normal tissue and can result from misdirected stimulation of the immune system are a common class of toxicity in immunomedicines such as NC318. Immune-related adverse events reported in the Phase 1 portion of the Phase 1/2 clinical trial of NC318 included diarrhea, elevated amylase and lipase, pruritis, episcleritis/uveitis, pneumonitis and vitiligo.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunomedicines and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that NC318, NC410, NC762, NC525 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we are studying NC318 in combination with other therapies and may develop NC410, NC762, NC525 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

If there are continued difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced a slowdown of enrollment in our ongoing clinical trials as a result of the COVID-19 pandemic. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
●	the number and location of participating clinical sites or patients;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
●	factors outside of our control, including as a result of business interruptions resulting from natural disasters and public health emergencies, such as the COVID-19 pandemic.

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

We have chosen to prioritize development of NC318, NC410, NC762 and NC525. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of NC318, NC410, NC762 and NC525 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting S15, the LAIR pathway or B7-H4. As a result, we may be foregoing other potentially more profitable immunomedicines or therapies or those with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. Our approach to targeting different components of the TME is novel and unproven. In addition, adverse events in clinical trials testing our product candidates or in clinical trials of others developing similar product candidates and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for our current or future product candidates. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our immunomedicines or our competitors’ products, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for NC318, NC410, NC762, NC525 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are studying NC318 in combination with other therapies and may develop NC410, NC762, NC525 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We are studying NC318 in combination with pembrolizumab and may develop NC410, NC762, NC525 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate NC318, NC410, NC762, NC525 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell NC318, NC410, NC762, NC525 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with NC318, NC410, NC762, NC525 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA and other regulatory authorities’ policies may change, and additional government regulations may be enacted, that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

We depend on data and our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are dependent on our information technology systems and those of third parties to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, personal information, protected health information and data to comply with cGMP and data integrity requirements. It is critical that we do so in a secure manner to maintain data security and data integrity of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon for the transfer of personal data are ever deemed inadequate, or if we or our vendors experience a data breach resulting in exposure of personal data subject to the applicable laws, we could be subject to government enforcement actions and significant penalties against us, criminal and civil liability for us and our officers and directors, private litigation or adverse publicity.

Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions, phishing, persons inside our organization or persons with access to systems inside our organization. We and our third party service providers regularly defend against, respond to and mitigate risks from data security incidents. The risk of a security breach or disruption or data loss, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, ransomware and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA and its implementing regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches.

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

In addition, third-party payors are increasingly challenging prices charged for pharmaceutical and biological products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products, especially novel products like our immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting S15, the LAIR pathway or B7-H4. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, a primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for medical products. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if coverage and reimbursement are available, we cannot be sure as to the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Also, in 2018, CMS issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On January 28, 2021, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. Most recently, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

In December 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional but remanded the case to the district court to reconsider the severability question. The Supreme Court of the United States granted certiorari on March 2, 2020 and heard oral argument on November 10, 2020. On June 17, 2021, the Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.

Other healthcare-related legislative and regulatory initiatives and reforms have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for automatic spending reductions under certain circumstances. A Joint Select Committee on Deficit Reduction tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 was unable to reach required goals, thereby triggering the legislation’s automatic reductions. In conjunction with the operation of subsequently enacted law, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year into 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, CMS issued an interim final rule that implemented a mandatory “Most Favored Nation” demonstration model to test reimbursement of drugs or biologicals under Medicare Part B based on international reference prices, though the final rule is currently subject to a nationwide preliminary injunction. Additionally, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, those described in “Business—Government Regulation—Healthcare Regulation.”

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

Our business is heavily regulated and therefore involves significant interaction with public officials. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or “FCPA”. We plan to engage third parties for clinical trials or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. In particular, our operations will be subject to FCPA, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government-owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

Manufacturing pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We are currently the sole manufacturer of NC318, NC410, NC762 and NC525 and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for NC318, NC410, NC762 or NC525. Any such delays could materially adversely affect our business and financial condition.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Currently, our product candidates are manufactured in small quantities for use in various preclinical studies and our ongoing Phase 1/2 clinical trials of NC318, NC410 and NC762. We intend to expand our manufacturing capacity, including to provide drug supply of NC318 for future clinical trials, which will require us to incur significant expenses. If one or more of our product candidates progress to late-stage development, we may incur additional significant expenses in the further expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates in sufficient quantities. We cannot assure you that we will be able to successfully manufacture product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully increase our manufacturing scale or capacity, the development, testing and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Although we currently manufacture our product candidates for preclinical and clinical trials, certain elements of manufacturing, including Master Cell Bank manufacturing and fill-finish services, take place at qualified third-party contract manufacturing organizations, or CMOs. If approved, commercial supply of NC318, NC410, NC762, NC525 and any future product candidates may be manufactured at a CMO or CMOs.

The facilities used by our CMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CMOs and are completely dependent on them for compliance with current regulatory requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for manufacturing elements of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for manufacturing our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability were met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the “America Invents Act”, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also included a number of significant changes that affected the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity or ownership of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Additional changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC318, NC410, NC762, NC525 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC318, NC410, NC762, NC525 and any future product candidates we develop, and our business could be materially harmed.

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Further, under certain circumstances, these third parties may terminate their agreements with us upon as little as 10 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, including as a result of natural disasters or public health emergencies such as the COVID-19 pandemic, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLP and cGCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees, and we do not have “key person” insurance on them. The loss of the services of one or more of our executive officers or of certain members of our SAB could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. We have observed an increasingly competitive labor market. Increased employee turnover and changes in the availability of our workers could result in increased costs. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our competitors may obtain FDA or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or platform technologies. Our competitors may also develop drugs or discovery platforms that are more effective, more convenient, more widely used or less costly than our product candidates or our FIND-IO platform or, in the case of drugs, have a better safety profile than our product candidates. These competitors may also be more successful than us in manufacturing and marketing their products and have significantly greater financial resources and expertise in research and development.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ Yervoy, and PD-1/PD-L1, such as BMS’ Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T-cell-engager immunotherapies, such as Amgen’s Blincyto. Companies are also developing treatments targeting the Siglec family of proteins, such as Celldex Therapeutics and Palleon Pharmaceuticals, both of which are currently engaged in preclinical studies. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience (see “Business—Competition”).

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our current and future product candidates. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

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

Our future financial performance and our ability to advance development of and, if approved, commercialize NC318, NC410, NC762, NC525 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize NC318, NC410, NC762, NC525 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for NC318, NC410, NC762, NC525 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for NC318, NC410, NC762, NC525 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2021, we had federal and state net operating loss carryforwards of $160.9 million and $163.4 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers or manufacturers operate or are located could adversely affect our operations and financial performance. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of the manufacturing facilities operated by our contract manufacturers, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.

Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance, or “ESG” matters may damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.

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

If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We currently receive only limited coverage by equity research analysts. If additional analysts do not commence coverage of us, the trading price of our stock could decrease. In addition, if one or more of the analysts covering our business issue adverse reports about us or downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to publish reports on us regularly, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

We have filed registration statements on Form S-8 shares of common stock that are either subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. The number of shares available for issuance under the 2019 Omnibus Plan is subject to an automatic annual increase on January 1st of each year, continuing until the expiration of the 2019 Omnibus Plan, in an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. The number of shares available for issuance under the 2019 Employee Stock Purchase Plan, or “ESPP”, is subject to an automatic annual increase on January 1st of each year, continuing until the expiration of the ESPP, in an amount equal to the least of (i) one percent (1%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of Common Stock (subject to the capitalization adjustment provisions included in the ESPP) and (iii) a number of shares of Common Stock determined by the administrator of the ESPP. Shares registered under our registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

In addition, the holders of certain shares of our common stock outstanding as of December 31, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of these securities, or the perception that they will be sold, could have a material adverse effect on the market price of our common stock.

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

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754, alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and violations of the Exchange Act and the Securities Act of 1933. The Complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. For more information regarding these proceedings, please refer to Note 10 to the Company’s Financial Statements.

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA. The lawsuit alleges that the Company misappropriated certain trade secrets belonging to Immunaccel, LLC, or “Immunaccel”, related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleges two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act, and seeks unspecified monetary damages, a permanent injunction and other miscellaneous relief.

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

When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

As a public company we have incurred, and we expect, particularly after we are no longer an emerging growth company, to continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Beltsville, Maryland and consists of approximately 28,500 square feet of office, 20,600 square feet of laboratory and manufacturing and 4,400 square feet of warehouse space. In addition, we have approximately 15,800 square feet of space to be used for future office and laboratory space. The lease terms expire in March 2030. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 8, Commitments and Contingencies, in Notes to Financial Statements in Part II Item 8 of this Annual Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or “Nasdaq”, under the symbol “NXTC.” As of March 2, 2022 we had 27,724,303 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.

Use of Proceeds from Initial Public Offering

On May 13, 2019, we closed our IPO pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $86.3 million. The offer and sale of the shares was made pursuant to a registration statement on Form S-1 (File No. 333-230837) that the SEC declared effective on May 9, 2019. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. acted as joint book-running managers of our IPO. The net offering proceeds to us were approximately $76.9 million after deducting underwriting discounts and commissions of $6.0 million and offering expenses of approximately $3.4 million. During the period from the closing of our IPO on May 13, 2019 through December 31, 2021, $0.5 million of the net proceeds from our IPO have been used for payment to Yale University in connection with the closing of our IPO, and the remainder has been invested in temporary investments pending other uses.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations, and involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report. The following discussion and analysis is expected to better allow investors to view the company from management’s perspective.

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

Our lead product candidate NC318 is a first-in-class immunomedicine against a novel immunomodulatory protein called Siglec-15, or “S15”. In October 2018, we initiated a Phase 1/2 clinical trial of NC318 in patients with advanced or metastatic solid tumors. We completed enrollment of the Phase 1 portion of this trial in August 2019, and preliminary data from the Phase 1 portion were presented at the Society for Immunotherapy of Cancer annual meeting, or the “SITC Meeting”, in November 2019. Updated data were presented in December 2020 and November 2021.

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

We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We provided a data update from our ongoing Phase 2 monotherapy trial of NC318 at the SITC Meeting in November 2021.  Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400 mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate treatment-related adverse events, or “TRAE”. We expect to provide further data from the Phase 2 portion of this trial in the fourth quarter of 2022.

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. Initial data are anticipated in the second half of 2022.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor, or “LAIR”, -1. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 and determine its pharmacologically active and/or maximum tolerated dose. Interim data presented from the Phase 1 dose-escalation study shows that NC410 appears to be safe and well-tolerated in patients with advanced tumors and show evidence of immune modulation. We expect to provide further data from the Phase 1 portion of this trial in the second half of 2022.

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or “B7-H4”. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. We expect to announce initial data from the Phase 1 portion of this trial in the second half of 2022.

Our fourth product candidate, NC525, is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. Preclinical data were presented at the American Society for Hematology annual meeting, or the “ASH Meeting”, in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenografts, or “CDX”, animal model in vivo and (iii) restricts AML progression in patient-derived xenografts, or “PDX”, in vivo. An IND submission is planned for the fourth quarter of 2022.

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly”, we have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2021 and 2020 were $69.4 million and $36.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $187.0 million primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research collaboration and development agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through December 31, 2021, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $219.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 1/2 clinical trial and planned Phase 2 clinical trial of NC318, our ongoing Phase 1/2 clinical trial of NC410, our ongoing Phase 1/2 clinical trial for NC762, and other research and development activities. We expect to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

Components of Our Results of Operations

Revenue

For the fiscal year ended December 31, 2020, we recognized deferred revenue related to the terminated Lilly Agreement of $22.4 million. Through December 31, 2021, we have not generated any revenue from product sales.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities, development and testing of our product candidates as well as for clinical trials, including:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our license agreement with Yale University, or “Yale”;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development and expand the number of trials we are conducting and the patients enrolled in those trials, and as we utilize our current good manufacturing practice, or “cGMP”, manufacturing capacity, including to provide drug supply of NC318, NC410, NC762 and NC525 for future clinical trials, and as we expand our pipeline through research and development activities, including through our FIND-IO platform and discovery programs.

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410, NC762, NC525 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410, NC762, NC525 and any other product candidate we may develop will depend on a variety of factors, including:

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

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and payment of interest on our term loan with a commercial bank, or the “Term Loan”, which was paid in full and closed in August 2021.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Revenue:
Revenue from former research and development arrangement	$—	$22,378	$(22,378)
Operating expenses:
Research and development	50,192	46,554	3,638
General and administrative	20,573	17,049	3,524
Loss from operations	(70,765)	(41,225)	(29,540)
Other income, net	1,376	4,622	(3,246)
Net loss	$(69,389)	$(36,603)	$(32,786)

Revenue from Research and Development Arrangement

Revenue was $0 and $22.4 million for the years ended December 31, 2021 and 2020, respectively. The 2020 revenue exclusively relates to the recognition of all of the remaining deferred revenue under the Lilly Agreement as of the Lilly Termination Date. Effective with the termination of the Lilly Agreement, no further quarterly research and development support payments are payable to us.

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
External research and development expenses:
NC318	$5,603	$9,455	$(3,852)
NC410	3,533	2,847	686
NC762	3,710	2,311	1,399
Programs in discovery and preclinical development	15,063	12,487	2,576
Total external research and development expenses	27,909	27,100	809
Total internal research and development expenses	22,283	19,454	2,829
Total research and development expenses	$50,192	$46,554	$3,638

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2021 increased by $3.6 million to $50.2 million compared to $46.6 million for the year ending December 31, 2020. The increase was driven primarily by $2.3 million in clinical-related and $2.1 million in personnel-related expenses, offset by a $1.6 million decrease in contract manufacturing expenses. Another $0.8 million of increased expense was due to other items, primarily depreciation.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 increased by $3.5 million to $20.5 million as compared to $17.0 million for the year ending December 31, 2020. The increase was driven primarily by $2.7 million in personnel-related costs. Another $0.8 million of increased expense was due to other items, including professional services and insurance.

Other Income, Net

Other income, net for the year ended December 31, 2021 decreased by $3.2 million to $1.4 million from $4.6 million for the year ended December 31, 2020 due to lower investment balances and a reduction in interest rates.

Liquidity and Capital Resources

We have financed our operations primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under the Lilly Agreement. On May 13, 2019, we closed our IPO in which we sold 5,750,000 shares of common stock, at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions and offering expenses. On November 19, 2019, we completed an underwritten public offering, in which we sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at the public offering price of $36.75 per share. The total gross proceeds to us were $172.2 million and the total net offering proceeds to us were approximately $160.9 million after deducting underwriting discounts and commissions and offering expenses. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash equivalents are held in money market funds.

On May 6, 2021, the Company entered into a sales agreement, or the “Sales Agreement”, with SVB Leerink LLC, or the “Agent”, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. We have not yet sold any shares of our common stock pursuant to the Sales Agreement.

As of December 31, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $219.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all, including as a result of the impact of the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates or delay our efforts to expand our pipeline of product candidates. Our need to raise additional capital will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing NC318, NC410, NC762, NC525 and our other programs, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for NC318, NC410, NC762, NC525 and any future product candidates we develop, if clinical trials are successful;

●	the costs of manufacturing NC318, NC410, NC762, NC525 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC318, NC410, NC762, NC525 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other adverse developments in the oncology market.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through government or private grants, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our future revenue streams, product candidates or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to retain for ourselves. See the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(57,244)	$(44,954)
Investing activities	36,601	43,523
Financing activities	(3,265)	(1,415)
Net decrease in cash and cash equivalents	$(23,908)	$(2,846)

Cash Used in Operating Activities

Net cash used in operating activities was $57.2 million for the year ended December 31, 2021, which was primarily due to our net loss of $69.4 million. Net cash used in operating activities was $45.0 million for the year ended December 31, 2020, which was primarily due to our net loss of $36.6 million, inclusive of our recognition of deferred revenue related to the terminated Lilly Agreement of $22.4 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2021 was $36.6 million, which was primarily due to net proceeds from marketable securities of $39.0 million, partially offset by purchases of property and equipment of $2.4 million. Cash provided by investing activities for the year ended December 31, 2020 was $43.5 million, which was primarily due to net proceeds from marketable securities of $50.6 million, partially offset by purchases of property and equipment of $7.1 million.

Cash Used in Financing Activities

Cash used in financing activities was $3.3 million for the year ended December 31, 2021, which consisted primarily of payments related to the closure of the Term Loan. Cash used in financing activities was $1.4 million for the year ended December 31, 2020, which consisted primarily of payments related to the Term Loan.

Contractual Obligations and Commitments

Operating Leases

In February 2016, we entered into a non-cancelable facilities operating sublease, or the 2016 Sublease, for our current headquarters that expires in August 2025. The base rent under the 2016 Sublease is $32,254 per month, plus our prorated share of the sublandlord’s operating expense and is subject to annual rent increases of 3%.

In January 2019, we entered into a new lease to be used for office and laboratory space, or the 2019 Lease, that expires in March 2030. Upon expiration of the 2016 Sublease, the 2019 Lease will also cover the space we are currently subleasing under the 2016 Sublease. The base rent under the 2019 Lease is $37,824 per month, subject to annual rent increases of 3%.

Term Loan

In April 2016, we entered into a $1.0 million term loan, or the Term Loan. In January 2019, we amended the Term Loan to increase our borrowing capacity to $5.0 million, secured by our certificates of deposit, money market account, investment property and deposit or investment accounts. In August 2021, we fully paid the remaining principal balance of $2.4 million of the Term Loan. Interest expense under the Term Loan was approximately $77,000 and $183,000 for the years ended December 31, 2021 and 2020, respectively. The outstanding balance on the Term Loan totaled $0 and $3.5 million as of December 31, 2021 and 2020, respectively.

We also have potential contingent payment obligations upon the achievement by us of clinical, regulatory, and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed intellectual property, including our license agreement with Yale. The timing and amount (if any) of any such payments cannot be reasonably estimated at this time. See “Business—Our Collaboration Agreements” for additional information.

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

Before our IPO, there was no public market for our common stock to date and the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined by the American Institute of Certified Public Accountants.

Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method, or “OPM”, which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

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

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or “the JOBS Act”, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Baltimore, MD
March 3, 2022

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,337	$32,772
Marketable securities	207,254	250,676
Restricted cash	39	1,706
Prepaid expenses and other current assets	8,187	2,824
Total current assets	227,817	287,978
Property and equipment, net	13,992	15,809
Other assets	577	2,857
Total assets	$242,386	$306,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,942	$3,901
Accrued liabilities	4,449	4,627
Deferred rent, current portion	217	130
Term loan, current portion	—	1,667
Total current liabilities	6,608	10,325
Deferred rent, net of current portion	2,392	792
Term loan, net of current portion	—	1,806
Total liabilities	9,000	12,923
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2021 and 2020. No shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2021 and 2020. 27,680,997 and 27,568,802 shares issued and outstanding at December 31, 2021 and 2020, respectively	28	28
Additional paid-in capital	421,047	410,551
Accumulated other comprehensive (loss) income	(663)	779
Accumulated deficit	(187,026)	(117,637)
Total stockholders’ equity	233,386	293,721
Total liabilities and stockholders’ equity	$242,386	$306,644

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020
Revenue:
Revenue from former research and development arrangement	$—	$22,378
Operating expenses:
Research and development	50,192	46,554
General and administrative	20,573	17,049
Total operating expenses	70,765	63,603
Loss from operations	(70,765)	(41,225)
Other income, net	1,376	4,622
Net loss	$(69,389)	$(36,603)

Net loss per common share - basic and diluted	$(2.51)	$(1.33)
Weighted average shares outstanding - basic and diluted	27,615,977	27,532,177
Comprehensive loss:
Net loss	$(69,389)	$(36,603)
Unrealized (loss) gain on marketable securities	(1,442)	779
Total comprehensive loss	$(70,831)	$(35,824)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2019	27,499,260	$27	$402,529	$(38)	$(81,034)	$321,484
Stock-based compensation	—	—	7,911	—	—	7,911
Exercise of stock options	69,542	1	111	—	—	112
Unrealized gain on marketable securities, net of tax $0	—	—	—	817	—	817
Net loss	—	—	—	—	(36,603)	(36,603)
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	10,288	—	—	10,288
Exercise of stock options	112,195	—	208	—	—	208
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,442)	—	(1,442)
Net loss	—	—	—	—	(69,389)	(69,389)
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(69,389)	$(36,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	7,196	3,413
Stock-based compensation	10,288	7,911
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,889)	559
Accounts payable	(1,959)	2,040
Accrued liabilities	(178)	(244)
Deferred rent	1,687	348
Deferred revenue	—	(22,378)
Net cash used in operating activities	(57,244)	(44,954)
Cash flows from investing activities:
Maturities of marketable securities	195,438	187,784
Purchases of marketable securities	(156,477)	(137,129)
Purchase of property and equipment	(2,360)	(7,132)
Net cash provided by investing activities	36,601	43,523
Cash flows from financing activities:
Proceeds from exercise of stock options	208	112
Payments of the term loan	(3,473)	(1,527)
Net cash used in financing activities	(3,265)	(1,415)
Net decrease in cash, cash equivalents and restricted cash	(23,908)	(2,846)
Cash, cash equivalents and restricted cash – beginning of period	36,284	39,130
Cash, cash equivalents and restricted cash – end of period	$12,376	$36,284

Supplemental disclosures of cash flow information:
Cash paid for interest	$162	$130
Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$—	$109

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

In preparation for the IPO, on May 3, 2019, the Company effected a 1-for-8.0338 reverse stock split of its issued and outstanding common stock. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All of the share and per share information presented in the accompanying financial statements has been adjusted to reflect the reverse common stock split on a retroactive basis for all periods and as of all dates presented.

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

On November 19, 2019, the Company completed an underwritten public offering, in which the Company issued and sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at the public offering price of $36.75, for total net proceeds to the Company of $160.9 million after deducting underwriting discounts and commissions of $10.3 million and offering expenses of $1.0 million.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2021, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company (Note 7). The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2024. The future viability of the Company beyond that date may depend on its ability to raise additional capital to finance its operations.

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

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker views the operations and manage the business in one operating segment that operates exclusively in the United States.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking, sweep account and money market accounts. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.

Restricted Cash

In August 2021, the Company fully paid the remaining principal balance of $2.4 million of its $5.0 million term loan (the “Term Loan”). As a result of this payment, the Company has no restricted cash held in support of the Term Loan. The required Term Loan reserve totaled $0 and $3.5 million as of December 31, 2021 and 2020, respectively. These amounts are presented in part as restricted cash and in part as other assets on the accompanying balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$12,337	$32,772
Restricted cash (including $0 and $1,806 in other assets as of December 31, 2021 and 2020, respectively)	39	3,512
Total	$12,376	$36,284

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Estimated useful lives for property and equipment are as follows:

Estimated Useful Life
Computers and peripherals	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment losses were recognized during the years ended December 31, 2021 or 2020.

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

Preferred Stock

The Company did not have any outstanding preferred stock as of December 31, 2021 and 2020.

Research and Development Costs, Including Clinical Trial Accruals

Research costs consist of employee-related costs, contractor expenses, laboratory supplies and facility costs, for research and development of product candidates are expensed as incurred. Development costs, including clinical trial-related expenses, incurred by third parties, such as clinical research organizations (“CROs”), are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable of being achieved. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2021 and 2020.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASC 842 was effective for fiscal years beginning after December 15, 2018, including interim periods within that year. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 will be effective for the Company on January 1, 2022. Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. Based on its current lease portfolio, the Company estimates the adoption of ASC842, using the transition method, will result in approximately $5.8 million of right-of-use assets and $7.2 million of lease liabilities for operating leases being reflected on its balance sheet as of January 1, 2022.  The difference between these amounts will be comprised of adjustments related to unamortized balances of deferred rent, lease incentives, and prepaid rent existing as of the effective date. The adoption of the standard is not expected to have a material impact on its statements of operations and comprehensive loss.

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

3. Marketable Securities

Marketable securities consist of the following:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$207,917	$3	$(666)	$207,254
Total	$207,917	$3	$(666)	$207,254

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$242,900	$854	$(75)	$243,679
Commercial paper	6,997	—	—	6,997
Total	$249,897	$854	$(75)	$250,676

As of December 31, 2021, no marketable securities are considered to be other-than-temporarily impaired. The Company uses the specific identification method when calculating realized gains and losses. For the years ended December 31, 2021 and 2020, respectively, the Company recorded $57 thousand and $70 thousand in realized gains on available-for-sale securities, which is included in other income on the statements of operations and comprehensive loss.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2021:

	December 31, 2021
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$104,959	$104,775
Between 1 to 2 years	102,958	102,479
Total investments available for sale	$207,917	$207,254

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

4. Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2021 and 2020:

	December 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$2,680	$2,680	$—	$—
Marketable securities:
Corporate bonds	207,254	—	207,254	—
Total	$209,934	$2,680	$207,254	$—

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2020
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$11,155	$11,155	$—	$—
Marketable securities:
Corporate bonds	243,679	—	243,679	—
Commercial paper	6,997	—	6,997	—
Total	$261,831	$11,155	$250,676	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2021 and 2020.

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

5. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
(in thousands)	2021	2020
Research equipment	$16,482	$13,359
Leasehold improvements	8,566	8,391
Computer equipment	1,143	1,010
Furniture and fixtures	167	113
Construction in progress	371	1,496
Property and equipment, gross	26,729	24,369
Less: accumulated depreciation and amortization	(12,737)	(8,560)
Property and equipment, net	$13,992	$15,809

Construction in progress at December 31, 2021 and 2020 consists of the costs incurred for research equipment and for the build-out of additional lab and office space.

Depreciation and amortization expense was $4.3 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Construction in progress	$—	$109
Payroll and related benefits	1,751	973
Clinical trial costs	727	1,744
Sponsored research	1,315	472
Operating expenses	656	1,316
Other	—	13
Total accrued liabilities	$4,449	$4,627

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company recognized revenue under the Lilly Agreement of $0 and $22.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. Effective with the termination of the agreement, no further quarterly research and development support payments are payable to the Company.

8. Commitments and Contingencies

Operating Leases

The Company’s leases primarily comprise real estate for office and manufacturing space.

At December 31, 2021, the Company’s minimum obligations under non-cancelable operating leases are as follows:

(in thousands)
Year Ending December 31,
2022	$1,172
2023	1,171
2024	1,231
2025	1,316
Thereafter	6,537
Total future minimum payments	$11,427

Rent expense incurred under operating leases was $1 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA. The lawsuit alleges that the Company misappropriated certain trade secrets belonging to Immunaccel related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleges two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act, and seeks unspecified monetary damages, a permanent injunction and other miscellaneous relief.

The Company intends to vigorously defend the Ye Zhou, Liu and Immunaccel actions. Based on the Company’s assessment of the facts underlying these claims, the uncertainty of litigation, and the preliminary stage of these cases, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

9. Term Loan

In April 2016, we entered into a $1.0 million term loan, or the “Term Loan”. In January 2019, we amended the Term Loan to increase our borrowing capacity to $5.0 million, which amount remains secured by our certificates of deposit, money market account, investment property and deposit or investment accounts. In August 2021, we fully paid the remaining principal on the Term Loan, and there are no outstanding payments due from us.

10. Preferred Stock

As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of $0.001 par value preferred stock, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

11. Common Stock

As of December 31, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 27,680,997 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2021.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Omnibus Incentive Plan (as amended, the “2019 Plan”), which became effective on May 8, 2019, the date on which the Company’s Registration Statement on Form S-1 (Reg. No. 333-230837) was declared effective (the “Effective Date”). The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares of common stock reserved for issuance under the 2019 Plan is 2,900,000 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares. The number of shares reserved for issuance under the 2019 Plan will automatically increase each January 1st during the term of the 2019 Plan by 4% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of December 31, 2021, 2,313,433 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2020	2,170,212	$6.51	8.6	$113,295
Granted	1,115,720	$37.08	—	—
Exercised	(69,542)	$1.84	—	—
Forfeitures	(104,014)	$25.23	—	—
Outstanding as of December 31, 2020	3,112,376	$16.95	8.2	$10,810
Granted	2,020,718	$10.89	—	—
Exercised	(105,731)	$1.62	—	—
Forfeited	(481,569)	$21.33	—	—
Outstanding as of December 31, 2021	4,545,794	$14.15	8.1	$2,860
Exercisable as of December 31, 2021	1,915,494	$12.82	7.0	$2,783
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2021 and 2020.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $7.47 and $23.25, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $469,000 and $633,000, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2021 and 2020 was approximately $13,398,000 and $2,389,000, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 240,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1st until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

of the ESPP. As of December 31, 2021, 6,464 shares of common stock had been issued pursuant to the ESPP and 784,216 shares were reserved for future issuance thereunder.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $10.3 million and $7.9 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $23.3 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of three years as of December 31, 2021.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	Year Ended
	December 31,
(in thousands)	2021	2020
Research and development	$4,081	$3,052
General and administrative	6,207	4,859
Total stock-based compensation expense	$10,288	$7,911

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2021		2020
Expected term	5.3 - 6.1	years	6.1	years
Expected volatility	79.69%		69.7 - 81.1%
Risk free interest rate	0.8 - 1.4%		0.3 - 1.0%
Expected dividend yield	—%		—%

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

	December 31,
	2021	2020
Outstanding options to purchase common stock	4,545,794	3,112,376
Total	4,545,794	3,112,376

14. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.5	6.5
Research and development credit, net	3.2	7.3
Non-deductible items	(1.8)	(2.0)
Prior year provision to return adjustments	(0.4)	0.1
Change in valuation allowance	(28.5)	(32.9)
Total	—%	—%

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$44,451	$28,511
Research and development tax credits	8,862	6,874
Charitable contribution carryforwards	170	306
Share-based compensation	3,184	1,783
Accruals and other	1,121	635
Gross deferred tax assets	57,788	38,109
Less: valuation allowance	(57,705)	(37,552)
Total deferred tax assets	$83	$557
Deferred tax liabilities:
Depreciation and amortization	$(83)	$(342)
Unrealized gains	—	(215)
Gross deferred tax liabilities	$(83)	$(557)
Net deferred tax assets	$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2021. The Company increased its valuation allowance by approximately $20.2 million for the year ended December 31, 2021. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $160.9 million and $163.4 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $138.2 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $8.7 million and $0.1 million, respectively, as of December 31, 2021. The federal credits begin to expire in the year ending December 31, 2036, and the state credits begin to expire in the year ending December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland. The tax years 2017 to 2020 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

The Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act”, and the Consolidated Appropriations Act, 2021, or “Stimulus Bill”, signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Several states have also enacted tax legislation changes. We have

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

considered the applicable tax law changes and determined there was no significant impact to the tax provision of the Company.

15. Employee Benefit Plan

The Company sponsors a 401(k) plan which stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2021 and 2020 the Company did not provide any contributions to this plan.

16. Subsequent Events

On February 4, 2022, the Company entered into a Third Amendment to its original Lease Agreement, dated January 30, 2019, whereby the Company has expanded its leased property by approximately 5,700 square feet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained under the headings “Proposal No. 1: Election of Class III Directors,” “Corporate Governance and our Board of Directors,” and “Executive Officers” in our definitive proxy statement for our 2022 annual meeting of stockholders, or our “Proxy Statement”, to be filed with the SEC within 120 days of December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Proxy Statement under the headings “Ownership of our Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Board Leadership and Governance Structure” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement under the heading “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Company’s Current Report on 8-K filed with the Commission on May 13, 2019).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with Company’s Current Report on 8-K filed with the Commission on May 13, 2019).

4.1

Amended and Restated Investors’ Rights Agreement, dated as of November 5, 2018, by and among the Company and the investors party thereto (incorporated by reference to Exhibit 4.1 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

4.2		Description of Registered Securities (incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 12, 2020).

10.1	†

License Agreement, dated as of December 29, 2015, by and between the Company and Yale University (incorporated by reference to Exhibit 10.1 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.2	†

Corporate Sponsored Research Agreement, dated as of December 29, 2015, by and between the Company and Yale University (incorporated by reference to Exhibit 10.2 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.3	†

Amendment to License Agreement and SRA, dated as of April 25, 2020, by and between the Company and Yale University (incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2021).

10.4	+	NextCure, Inc. 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.5	+

Form of Stock Option Agreement under the NextCure, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.6	+	NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 filed with Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

10.7	+

Forms of Stock Option Agreement under the NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with Company’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

10.8	+

Form of Restricted Stock Agreement under the NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with Company’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

10.9	+

Form of Restricted Stock Unit Agreement under the NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 filed with Company’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

10.10	+	NextCure, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 filed with Company’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

10.11	+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2020).

10.12	+

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

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

10.18	†

Lease Agreement, dated as of January 30, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.14 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.19	†

First Amendment to Lease Agreement, dated August 2, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.1 filed with Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.20	+

First Amendment to the NextCure, Inc. 2015 Omnibus Incentive Plan dated September 30, 2021 (incorporated by reference to Exhibit 10.1 filed with Company’s Quarterly Report on Form 10-Q filed on November 4, 2021).

10.21	†

Amended and Restated Sublease Agreement, dated as of March 15, 2019, by and between the Company and Lupin, Inc. (incorporated by reference to Exhibit 10.4 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.23	*

Second Amendment to License Agreement and SRA, dated as of October 20, 2021, by and between the Company and Yale University. (**Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.**).

10.24	*

Employment Agreement, effective as of January 11, 2021, by and between the Company and Han Myint, M.D. (**Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

10.25	*

Second Amendment to Lease Agreement, dated February 19, 2020, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (**Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

10.26	*

Third Amendment to Lease Agreement, dated February 4, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (**Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1		Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS		XBRL Instance Document

EX-101.SCH		XBRL Taxonomy Extension Schema Document

EX-101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB		XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

+  Indicates a management contract or compensatory plan.

†  Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: March 3, 2022	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Richman and Steven P. Cobourn and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 3, 2022
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 3, 2022
Steven P. Cobourn	(Principal Financial and Accounting Officer)

/s/ David Kabakoff	Chair of the Board	March 3, 2022
David Kabakoff, Ph.D.

/s/ Anne Borgman	Director	March 3, 2022
Anne Borgman, M.D.

/s/ Ellen G. Feigal	Director	March 3, 2022
Ellen G. Feigal, M.D.

/s/ John G. Houston	Director	March 3, 2022
John G. Houston, Ph.D.

/s/ Elaine V. Jones	Director	March 3, 2022
Elaine V. Jones, Ph.D.

/s/ Chau Q. Khuong	Director	March 3, 2022
Chau Q. Khuong

/s/ Garry Nicholson	Director	March 3, 2022
Garry Nicholson

/s/ Stephen Webster	Director	March 3, 2022
Stephen Webster