Form 10-Q
period 2022-03-31
NextCure, Inc.
filed 2022-05-05
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, the registrant had 27,747,165 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,652	$12,337
Marketable securities	190,672	207,254
Restricted cash	39	39
Prepaid expenses and other current assets	7,570	8,187
Total current assets	208,933	227,817
Property and equipment, net	13,239	13,992
Other assets	574	577
Total assets	$222,746	$242,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,801	$1,942
Accrued liabilities	3,411	4,449
Deferred rent, current portion	212	217
Total current liabilities	6,424	6,608
Deferred rent, net of current portion	2,386	2,392
Total liabilities	8,810	9,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; No shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 27,725,162 and 27,680,997 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	423,735	421,047
Accumulated other comprehensive loss	(2,199)	(663)
Accumulated deficit	(207,628)	(187,026)
Total stockholders’ equity	213,936	233,386
Total liabilities and stockholders’ equity	$222,746	$242,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$15,024	$12,386
General and administrative	5,747	4,848
Total operating expenses	20,771	17,234
Loss from operations	(20,771)	(17,234)
Other income, net	169	701
Net loss	$(20,602)	$(16,533)
Net loss per common share - basic and diluted	$(0.74)	$(0.60)
Weighted-average shares outstanding - basic and diluted	27,708,768	27,597,426
Comprehensive loss:
Net loss	$(20,602)	$(16,533)
Unrealized loss on marketable securities	(1,536)	(600)
Total comprehensive loss	$(22,138)	$(17,133)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936

	Three Months Ended March 31, 2021

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Exercise of stock options	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,602)	$(16,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,097	1,105
Stock-based compensation	2,628	2,508
Changes in operating assets and liabilities:
Prepaid expenses and other assets	620	(285)
Accounts payable	859	(1,884)
Accrued liabilities	(1,038)	(332)
Deferred rent	(11)	1,510
Net cash used in operating activities	(15,447)	(13,911)
Cash flows from investing activities:
Maturities of marketable securities	14,007	56,786
Purchases of marketable securities	—	(38,420)
Purchase of property and equipment	(305)	(766)
Net cash provided by investing activities	13,702	17,600
Cash flows from financing activities:
Proceeds from exercise of stock options	60	63
Payments of the term loan	—	(417)
Net cash provided by (used in) financing activities	60	(354)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,685)	3,335
Cash, cash equivalents and restricted cash – beginning of period	12,376	36,284
Cash, cash equivalents and restricted cash – end of period	$10,691	$39,619
Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$36

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2022, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. However, the Company’s laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States, as well as governments in other regions of the world in response to the COVID-19 pandemic, initially placed significant strain on the Company’s clinical trial sites, raised concerns around monitoring patient safety, slowed patient enrollment and caused delays in the Company’s clinical trials and issuance of results. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. The Company continues to closely monitor the COVID-19 situation and any potential impact to the Company’s planned activities.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

Basis of Presentation

The unaudited condensed financial statements include the accounts of NextCure and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto in the Annual Report.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$10,652	$12,337
Restricted cash	39	39
Total	$10,691	$12,376

4. Marketable Securities

Marketable securities consist of the following:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$192,871	$6	$(2,205)	$190,672
Total	$192,871	$6	$(2,205)	$190,672

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$207,917	$3	$(666)	$207,254
Total	$207,917	$3	$(666)	$207,254

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended March 31, 2022 and 2021, the Company recorded $2 thousand and $54 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of March 31, 2022, the Company had investments with a total fair market value of $184.2 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes maturities of the Company’s investments available-for-sale as of March 31, 2022:

	March 31, 2022
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$138,270	$137,228
Between 1 to 2 years	54,601	53,444
Total investments available for sale	$192,871	$190,672

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$1,311	$1,311	$—	$—
Marketable securities:
Corporate bonds	190,672	—	190,672	—
Total	$191,983	$1,311	$190,672	$—

	December 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$2,680	$2,680	$—	$—
Marketable securities:
Corporate bonds	207,254	—	207,254	—
Total	$209,934	$2,680	$207,254	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2022 and 2021.

6. Stock-Based Compensation

Employee Equity Plans

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

As of March 31, 2022, 2,283,309 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2021	4,545,794	$14.15	8.1	$2,860
Granted	1,455,850	$5.54	—	—
Exercised	(44,165)	$1.37	—	—
Forfeitures	(318,487)	$12.07	—	—
Outstanding as of March 31, 2022	5,638,992	$12.16	8.3	$1,994
Exercisable as of March 31, 2022	2,242,981	$13.22	7.0	$1,994
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2022 and December 31, 2021.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2022 was $3.83. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.2 million. As of March 31, 2022, there was $23.8 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 3 years.

The aggregate grant date fair value of stock options vested during the three months ended March 31, 2022 and 2021 was approximately $3.5 million and $6.4 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Research and development	$768	$958
General and administrative	1,860	1,550
Total stock-based compensation expense	$2,628	$2,508

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2022		2021
Expected term	6.1	years	6.1	years
Expected volatility	79.7%		79.7%
Risk free interest rate	1.8 - 2.4%		0.8 - 1.4%
Expected dividend yield	—%		—%

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price. As of March 31, 2022, 6,464 shares of common stock had been issued pursuant to the ESPP and 784,216 shares were reserved for future issuance thereunder.

7. Net Loss Per Share Attributable to Common Stockholders

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss (Numerator):
Net loss - basic and diluted	$(20,602)	$(16,533)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,708,768	27,597,426
Loss per share - basic and diluted	$(0.74)	$(0.60)

For the three months ended March 31, 2022 and 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Outstanding options to purchase common stock	5,638,992	4,340,135
Total	5,638,992	4,340,135

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2022 and 2021. The Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

9. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.) (the “Ye Zhou action”). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding our lead product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and discovery is stayed pending resolution of that motion.

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754 (the “Liu action”), alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act and the Securities Act of 1933. The Complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. On May 17, 2021, the Court granted the parties’ joint motion to stay the derivative lawsuit pending resolution of the defendants’ motion to dismiss filed in respect of the Ye Zhou action.

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA (the “Immunaccel action”). The lawsuit alleges that the Company misappropriated certain trade secrets belonging to Immunaccel related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleges two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act, and seeks unspecified monetary damages, a permanent injunction and other miscellaneous relief. The Company filed a motion to dismiss the complaint on April 22, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our “2021 Annual Report”. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762, NC525 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic (including the emergence of variant strains) on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762, NC525 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostics for NC318, NC410, NC762, NC525 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762, NC525 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship and collaboration with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;

●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	any failure of our information technology systems such as security breaches, loss of data and other disruptions;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the impacts of the COVID-19 pandemic (including the emergence of variant strains) on our business, including our clinical trials, third parties on which we rely and our operations; positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and no products approved for commercial sale; our history of significant losses; our need to obtain additional financing; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2021 Annual Report and in our other filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or “NSCLC”, ovarian cancer, head and neck squamous cell carcinoma, or “HNSCC”, and triple-negative breast cancer. We provided data updates from our ongoing monotherapy trial of NC318 at the SITC Meetings in December 2020 and November 2021. Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400 mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate treatment-related adverse events, or “TRAE”. We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive patients through screening biopsies in a Clinical

Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We expect to provide further data from the Phase 2 portion of this trial in the fourth quarter of 2022.

In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC. Initial data are anticipated in the second half of 2022.

Our second product candidate, NC410, is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor, or “LAIR”, -1. In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors after a temporary delay due to the COVID-19 pandemic. The Phase 1 dose-escalation portion of this open-label trial is designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC410 will be evaluated in select tumor types. In May 2021, at the 2021 Virtual American Society of Clinical Oncology annual meeting, or the “ASCO Meeting”, we reported preclinical data demonstrating that NC410 promoted T-cell mediated anti-tumor immunity, enhanced infiltration and increased localized activity of T-cells in the tumor microenvironment. We provided a data update from the Phase 1 portion of this trial at the SITC Meeting in November 2021. Interim data presented from the Phase 1 dose-escalation study show that NC410 appears to be safe and well-tolerated in patients with advanced tumors and show evidence of immune modulation. Safety, tolerability, efficacy and biomarker analyses are ongoing in higher-dose cohort patients. We expect to provide further data from the Phase 1 portion of this trial in the second half of 2022

Our third product candidate, NC762, is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or “B7-H4”. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer, or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial is being designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. After a recommended dose for the Phase 2 portion of the trial is determined, the efficacy of NC762 will be evaluated in select tumor types. We expect to announce initial data from the Phase 1 portion of this trial in the second half of 2022.

Our fourth product candidate, NC525, is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. Preclinical data were presented at the American Society for Hematology annual meeting in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenografts animal model in vivo and (iii) restricts AML progression in patient-derived xenografts in vivo. An IND submission is planned for the fourth quarter of 2022.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. However, our laboratories have continued operations throughout the pandemic mostly without interruption.

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives and other restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic initially placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, and slowed patient enrollment and caused delays in the Company’s clinical trials and issuance of results. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly”, we have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended March 31, 2022 and 2021, was $20.6 million and $16.5 million, respectively. As of March 31, 2022, we had an accumulated deficit of $207.6 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through March 31, 2022, we received gross proceeds of $164.4 million through private placements of preferred stock.

In November 2018, we entered into the Lilly Agreement to use our FIND-IO platform to identify novel oncology targets for additional collaborative research and drug discovery by us and Lilly. We received an upfront payment of $25.0 million in cash and an equity investment of $15.0 million from Lilly upon entering into the Lilly Agreement. We were also eligible for quarterly research and development support payments during a portion of the term of the Lilly Agreement. Effective March 3, 2020, Lilly terminated the Lilly Agreement without cause.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $201.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Components of Our Results of Operations

Revenue

Through March 31, 2022, we have not generated any revenue from product sales.

For additional information about our revenue recognition policy, see Note 2 of the Notes to Financial Statements in our 2021 Annual Report.

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

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses:
Research and development	$15,024	$12,386	$2,638
General and administrative	5,747	4,848	899
Loss from operations	(20,771)	(17,234)	(3,537)
Other income, net	169	701	(532)
Net loss	$(20,602)	$(16,533)	$(4,069)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
External research and development expenses:
NC318	$1,358	$1,441	$(83)
NC410	1,772	1,228	544
NC762	985	375	610
Programs in discovery and preclinical development	5,068	3,501	1,567
Total external research and development expenses	9,183	6,545	2,638
Total internal research and development expenses	5,841	5,841	—
Total research and development expenses	$15,024	$12,386	$2,638

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2022 increased by $2.6 million to $15.0 million compared to $12.4 million for the three months ended March 31, 2021. The increase was driven by $1.6 million in clinical-related costs and $1.6 million in lab-related costs, partially offset by other reduced spending.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 increased by $0.9 million to $5.8 million as compared to $4.9 million for the three months ended March 31, 2021. The increase was primarily due to personnel-related costs.

Other Income, Net

Other income, net for the three months ended March 31, 2022 decreased by $0.5 million to $0.2 million from $0.7 million for the three months ended March 31, 2021 due to lower investment balances and a reduction in interest rates.

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

As of March 31, 2022, we had cash, cash equivalents, and marketable securities, excluding restricted cash, of $201.3 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(15,447)	$(13,911)
Investing activities	13,702	17,600
Financing activities	60	(354)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,685)	$3,335

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.5 million for the three months ended March 31, 2022, which was primarily due to our net loss of $20.6 million. Net cash used in operating activities was $13.9 million for the three months ended March 31, 2021, which was primarily due to our net loss of $16.5 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $13.7 million, which was primarily due to net proceeds from marketable securities of $14.0 million, partially offset by purchases of property and equipment of $0.3 million. Net cash provided by investing activities for the three months ended March 31, 2021 was $17.6 million, which was primarily due to net proceeds from marketable securities of $18.4 million, partially offset by purchases of property and equipment of $0.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $60 thousand for the three months ended March 31, 2022, which was due to the exercise of stock options. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2021, which consisted primarily of payments related to the Term Loan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2022, as compared to those disclosed in our 2021 Annual Report.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies reported in our 2021 Annual Report.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 10, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business is not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2021 Annual Report.

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

NEXTCURE, INC.

Date: May 5, 2022	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer