Form 10-Q
period 2022-06-30
NextCure, Inc.
filed 2022-08-04
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022, the registrant had 27,748,844 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,163	$12,337
Marketable securities	157,329	207,254
Restricted cash	39	39
Prepaid expenses and other current assets	7,423	8,187
Total current assets	192,954	227,817
Property and equipment, net	12,615	13,992
Other assets	801	577
Total assets	$206,370	$242,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,272	$1,942
Accrued liabilities	3,325	4,449
Deferred rent, current portion	100	217
Total current liabilities	5,697	6,608
Deferred rent, net of current portion	2,477	2,392
Total liabilities	8,174	9,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; No shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 27,748,844 and 27,680,997 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	426,056	421,047
Accumulated other comprehensive loss	(2,340)	(663)
Accumulated deficit	(225,548)	(187,026)
Total stockholders’ equity	198,196	233,386
Total liabilities and stockholders’ equity	$206,370	$242,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,825	$11,945	$27,849	$24,331
General and administrative	5,303	6,007	11,050	10,855
Total operating expenses	18,128	17,952	38,899	35,186
Loss from operations	(18,128)	(17,952)	(38,899)	(35,186)
Other income (expense), net	208	(35)	377	666
Net loss	$(17,920)	$(17,987)	$(38,522)	$(34,520)
Net loss per common share - basic and diluted	$(0.65)	$(0.65)	$(1.39)	$(1.25)
Weighted-average shares outstanding - basic and diluted	27,744,762	27,610,398	27,726,864	27,603,948
Comprehensive loss:
Net loss	$(17,920)	$(17,987)	$(38,522)	$(34,520)
Unrealized loss on marketable securities	(141)	(374)	(1,677)	(974)
Total comprehensive loss	$(18,061)	$(18,361)	$(40,199)	$(35,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936
Stock-based compensation	—	—	2,242	—	—	2,242
Exercise of stock options	6,255	—	6	—	—	6
Issuance of shares under ESPP	17,427	—	73	—	—	73
Unrealized loss on marketable securities, net of tax $0	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(17,920)	(17,920)
Balance as of June 30, 2022	27,748,844	$28	$426,056	$(2,340)	$(225,548)	$198,196

	Six Months Ended June 30, 2021

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Exercise of stock options	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159
Stock-based compensation	—	—	2,787	—	—	2,787
Exercise of stock options	7,138	—	13	—	—	13
Unrealized loss on marketable securities, net of tax $0	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(17,987)	(17,987)
Balance as of June 30, 2021	27,611,555	$28	$415,922	$(195)	$(152,157)	$263,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,522)	$(34,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,096	1,394
Amortization of premiums and discounts on marketable securities	1,906	1,603
Stock-based compensation	4,870	5,295
Changes in operating assets and liabilities:
Prepaid expenses and other assets	540	(4,577)
Accounts payable	330	(2,550)
Accrued liabilities	(1,124)	717
Deferred rent	(32)	1,505
Net cash used in operating activities	(29,936)	(31,133)
Cash flows from investing activities:
Maturities of marketable securities	54,231	136,425
Purchases of marketable securities	(7,889)	(102,258)
Purchases of property and equipment	(719)	(979)
Net cash provided by investing activities	45,623	33,188
Cash flows from financing activities:
Proceeds from exercise of stock options	66	76
Proceeds from shares issued under ESPP	73	—
Payments of the term loan	—	(834)
Net cash provided by (used in) financing activities	139	(758)
Net increase in cash, cash equivalents and restricted cash	15,826	1,297
Cash, cash equivalents and restricted cash – beginning of period	12,376	36,284
Cash, cash equivalents and restricted cash – end of period	$28,202	$37,581
Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$67

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2022, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Risks and Uncertainties

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While the Company’s laboratories have continued operations throughout the pandemic mostly without interruption, there continues to be an impact on sites that conduct clinical trials, leading to longer clinical timelines.

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

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	June 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$28,163	$12,337
Restricted cash	39	39
Total	$28,202	$12,376

4. Marketable Securities

Marketable securities consist of the following:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$159,669	$1	$(2,341)	$157,329
Total	$159,669	$1	$(2,341)	$157,329

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$207,917	$3	$(666)	$207,254
Total	$207,917	$3	$(666)	$207,254

The Company uses the specific identification method when calculating realized gains and losses. For the six months ended June 30, 2022 and 2021, respectively, the Company recorded $9 thousand and $56 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of June 30, 2022, the Company had investments with a total fair market value of $151.3 million in an unrealized loss position, of which $33.2 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes maturities of the Company’s investments available-for-sale as of June 30, 2022:

	June 30, 2022
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$136,495	$134,648
Between 1 to 2 years	23,174	22,681
Total investments available-for-sale	$159,669	$157,329

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,016	$19,016	$—	$—
Marketable securities:
Corporate bonds	157,329	—	157,329	—
Total	$176,345	$19,016	$157,329	$—

	December 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$2,680	$2,680	$—	$—
Marketable securities:
Corporate bonds	207,254	—	207,254	—
Total	$209,934	$2,680	$207,254	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2022 and 2021.

6. Stock-Based Compensation

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of June 30, 2022, 2,534,766 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2021	4,545,794	$14.15	8.1	$2,860
Granted	1,704,850	$5.39	—	—
Exercised	(50,420)	$1.32	—	—
Forfeitures	(818,944)	$13.76	—	—
Outstanding as of June 30, 2022	5,381,280	$11.56	8.1	$1,935
Exercisable as of June 30, 2022	2,444,111	$12.84	7.0	$1,870
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2022 and December 31, 2021.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2022 was $3.72. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.2 million. As of June 30, 2022, there was $19.7 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.9 years.

The aggregate grant date fair value of stock options vested during the six months ended June 30, 2022 and 2021 was approximately $6.9 million and $10.3 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$728	$1,056	$1,496	$2,014
General and administrative	1,514	1,731	3,374	3,281
Total stock-based compensation expense	$2,242	$2,787	$4,870	$5,295

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2022		2021
Expected term	5.5 - 6.1	years	5.5 - 6.1	years
Expected volatility	79.7%		79.7%
Risk free interest rate	1.8 - 3.1%		0.8 - 1.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price. As of June 30, 2022, 23,891 shares of common stock had been issued pursuant to the ESPP and 766,789 shares were reserved for future issuance thereunder.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss (Numerator):
Net loss - basic and diluted	$(17,920)	$(17,987)	$(38,522)	$(34,520)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,744,762	27,610,398	27,726,864	27,603,948
Loss per share - basic and diluted	$(0.65)	$(0.65)	$(1.39)	$(1.25)

For the three and six months ended June 30, 2022 and 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Outstanding options to purchase common stock	5,381,280	4,554,173
Total	5,381,280	4,554,173

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six month periods ended June 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA (the “Immunaccel action”). The lawsuit alleges that the Company misappropriated certain trade secrets belonging to Immunaccel related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleged two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act.  The Company filed a motion to dismiss the complaint on April 22, 2022.  In response to the Company’s motion to dismiss, Immunaccel filed an amended complaint on June 21, 2022 (“Amended Complaint”). The Amended Complaint added as parties to the Immunaccel action Screen Therapeutics LLC (“Screen”), an affiliate entity of Immunaccel, and Company’s CEO Michael Richman in his capacity as an individual. The Amended Complaint alleges that Mr. Richman breached certain contractual and fiduciary duties owed to Screen due to Mr. Richman’s prior relationship as in investor in, and purported advisor to, Screen. The Amended Complaint alleges four causes of action for breach of contract against Mr. Richman and three related causes of action against Mr. Richman for breach of fiduciary duty, unjust enrichment, and fraudulent misrepresentation.  In addition to two trade secrets causes of action similar to those previously alleged against the Company, the Amended Complaint also alleges the Company tortiously interfered with the contracts between Mr. Richman and Screen and that the Company aided and abetted the alleged breach of fiduciary duty by Mr. Richman. The Amended Complaint seeks unspecified monetary damages, a permanent injunction and other miscellaneous relief.  The Company has until August 5, 2022 to respond to the Amended Complaint.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our “2021 Annual Report”. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC318, NC410, NC762, NC525 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the impact of the COVID-19 pandemic (including the emergence of variant strains) on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the timing or likelihood of regulatory filings for NC318, NC410, NC762, NC525 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostics for NC318, NC410, NC762, NC525 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC318, NC410, NC762, NC525 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our Functional, Integrated, NextCure Discovery in Immuno-Oncology (“FIND-IO”) platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship and collaboration with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;

●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	any failure of our information technology systems such as security breaches, loss of data and other disruptions;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the continued impacts of the COVID-19 pandemic (including the emergence of variant strains) on our business, including our clinical trials, third parties on which we rely and our operations; positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and no products approved for commercial sale; our history of significant losses; our need to obtain additional financing; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2021 Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

We began enrolling patients in the Phase 2 portion of the Phase 1/2 clinical trial of NC318 trial in October 2019. In this portion, we planned to enroll up to 100 patients with tumor types that have been shown to have elevated S15 expression, including non-small cell lung cancer, or “NSCLC”, ovarian cancer, head and neck squamous cell carcinoma, or “HNSCC”, and triple-negative breast cancer. We provided data updates from our ongoing monotherapy trial of NC318 at the SITC Meetings in December 2020 and November 2021. Based on combined Phase 1 and Phase 2 data from the NC318 study, NC318 continued to show early evidence of possible clinical benefit in patients with HNSCC, lung and breast cancer and other advanced/metastatic solid tumors, with dosing once every two weeks during dose escalation and a dose of 400 mg selected for the Phase 2 studies. NC318 continued to be well-tolerated in the Phase 2 portion of the trial, with primarily mild or moderate treatment-related adverse events, or “TRAE”. We have modified the Phase 2 portion of the trial for S15 selection, whereby clinical sites can select for S15-positive and/or other biomarker positive patients through screening biopsies in a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory. In the second quarter of 2021, we revised the dosing regimen to 800 mg weekly to increase overall drug exposure to NC318. We expect to provide further data from the Phase 2 portion of this trial in the fourth quarter of 2022.

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

Our fourth product candidate, NC525, is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. Preclinical data were presented at the American Society for Hematology annual meeting in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenografts animal model in vivo and (iii) restricts AML progression in patient-derived xenografts in vivo. An Investigational New Drug (IND) submission is planned for the fourth quarter of 2022.

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

The impact of the COVID-19 pandemic (including the impact of emerging variant strains of the COVID-19 virus) on our business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, the efficacy and global distribution of vaccines, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of restrictions on business operations, travel and gatherings by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic initially placed significant strain on our clinical trial sites, raised concerns around monitoring patient safety, slowed patient enrollment and caused delays in the Company’s clinical trials and issuance of results. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect enrollment going forward. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

We have not generated any revenue from product sales and only limited revenue from other sources.  Our net loss for the three months ended June 30, 2022 and 2021, was $17.9 million and $18.0 million, respectively, and our net loss for the six months ended June 30, 2022 and 2021, was $38.5 million and $34.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $225.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through June 30, 2022, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $185.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Components of Our Results of Operations

Revenue

Through June 30, 2022, we have not generated any revenue from product sales.

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

We cannot determine with certainty the duration and costs of future clinical trials of NC318, NC410, NC762 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC318, NC410, NC762, NC525 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results, and costs of clinical trials of NC318 and NC410 and NC762, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the continued impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease, and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could lead to a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time to complete clinical development for any such product candidate.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$12,825	$11,945	$880	$27,849	$24,331	$3,518
General and administrative	5,303	6,007	(704)	11,050	10,855	195
Loss from operations	(18,128)	(17,952)	(176)	(38,899)	(35,186)	(3,713)
Other income (expense), net	208	(35)	243	377	666	(289)
Net loss	$(17,920)	$(17,987)	$67	$(38,522)	$(34,520)	$(4,002)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
External research and development expenses:
NC318	$931	$860	$71	$2,289	$2,301	$(12)
NC410	1,548	611	937	3,321	1,839	1,482
NC762	1,160	1,463	(303)	1,838	1,838	-
Programs in discovery and preclinical development	3,565	3,632	(67)	9,091	7,132	1,959
Total external research and development expenses	7,204	6,566	638	16,539	13,110	3,429
Total internal research and development expenses	5,621	5,379	242	11,310	11,221	89
Total research and development expenses	$12,825	$11,945	$880	$27,849	$24,331	$3,518

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2022 increased by $0.9 million compared to the three months ended June 30, 2021. The increase was driven by $0.9 million in clinical-related costs.

Research and development expenses for the six months ended June 30, 2022 increased by $3.5 million compared to the six months ended June 30, 2021. The increase was driven by $2.5 million in clinical-related costs and $1.5 million in lab-related costs, partially offset by other reduced spending.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 decreased by $0.7 million compared to the three months ended June 30, 2021. The decrease was primarily due to lower legal costs, lower recruiting costs, and refunds of overpaid payroll taxes from prior years.

General and administrative expenses for the six months ended June 30, 2022 increased $0.2 million compared to the six months ended June 30, 2021. The increase was primarily due to higher personnel-related costs, partially offset by lower legal costs.

Other Income, Net

Other income, net for the three months ended June 30, 2022 increased by $0.2 million compared to the three months ended June 30, 2021, due to higher interest income and lower interest expense.

Other income, net for the six months ended June 30, 2022 decreased by $0.3 million compared to the six months ended June 30, 2021, due to lower interest income.

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

As of June 30, 2022, we had cash, cash equivalents, and marketable securities, excluding restricted cash, of $185.5 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations into the first quarter of 2024.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(29,936)	$(31,133)
Investing activities	45,623	33,188
Financing activities	139	(758)
Net increase in cash, cash equivalents, and restricted cash	$15,826	$1,297

Net Cash Used in Operating Activities

Net cash used in operating activities was $29.9 million for the six months ended June 30, 2022, which was primarily due to our net loss of $38.5 million, partially offset by non-cash charges for depreciation and amortization of $2.1 million, amortization of premiums and discounts on marketable securities of $1.9 million, and stock-based compensation of $4.9 million. Net cash used in operating activities was $31.1 million for the six months ended June 30, 2021, which was primarily due to our net loss of $34.5 million, an increase in prepaid expenses of $4.6 million and $2.6 million lower accounts payable, partially offset by non-cash charges for depreciation and amortization of $1.4 million, amortization of premiums and discounts on marketable securities of $1.6 million, stock-based compensation of $5.3 million, and $2.2 million higher accrued liabilities and deferred rent.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $45.6 million, which was primarily due to net proceeds from marketable securities of $46.3 million, partially offset by purchases of property and equipment of $0.7 million. Net cash provided by investing activities for the six months ended June 30, 2021 was $33.2 million, which was primarily due to net proceeds from marketable securities of $34.2 million, partially offset by purchases of property and equipment of $1.0 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2022, which was due to the exercise of stock options and sales of our stock under the Employee Stock Purchase Plan (ESPP). Net cash used in financing activities was $0.8 million for the six months ended June 30, 2021, which consisted primarily of payments related to a term loan, which was paid in full and closed in August 2021.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2022, as compared to those disclosed in our 2021 Annual Report.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies reported in our 2021 Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXTCURE, INC.

Date: August 4, 2022	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer