Form 10-Q
period 2022-09-30
NextCure, Inc.
filed 2022-11-03
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the registrant had 27,774,536 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,050	$12,337
Marketable securities	138,164	207,254
Restricted cash	39	39
Prepaid expenses and other current assets	6,062	8,187
Total current assets	175,315	227,817
Property and equipment, net	12,125	13,992
Other assets	2,469	577
Total assets	$189,909	$242,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,846	$1,942
Accrued liabilities	3,943	4,449
Deferred rent, current portion	102	217
Total current liabilities	5,891	6,608
Deferred rent, net of current portion	2,477	2,392
Total liabilities	8,368	9,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; No shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 27,748,844 and 27,680,997 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	428,368	421,047
Accumulated other comprehensive loss	(2,396)	(663)
Accumulated deficit	(244,459)	(187,026)
Total stockholders’ equity	181,541	233,386
Total liabilities and stockholders’ equity	$189,909	$242,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,528	$13,597	$41,377	$37,928
General and administrative	5,711	4,911	16,761	15,766
Total operating expenses	19,239	18,508	58,138	53,694
Loss from operations	(19,239)	(18,508)	(58,138)	(53,694)
Other income, net	328	578	705	1,244
Net loss	$(18,911)	$(17,930)	$(57,433)	$(52,450)
Net loss per common share - basic and diluted	$(0.68)	$(0.65)	$(2.07)	$(1.90)
Weighted-average shares outstanding - basic and diluted	27,748,844	27,615,038	27,734,271	27,607,685
Comprehensive loss:
Net loss	$(18,911)	$(17,930)	$(57,433)	$(52,450)
Unrealized gain (loss) on marketable securities	(56)	66	(1,733)	(908)
Total comprehensive loss	$(18,967)	$(17,864)	$(59,166)	$(53,358)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936
Stock-based compensation	—	—	2,242	—	—	2,242
Exercise of stock options	6,255	—	6	—	—	6
Issuance of shares under ESPP	17,427	—	73	—	—	73
Unrealized loss on marketable securities, net of tax $0	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(17,920)	(17,920)
Balance as of June 30, 2022	27,748,844	$28	$426,056	$(2,340)	$(225,548)	$198,196
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized loss on marketable securities, net of tax $0	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(18,911)	(18,911)
Balance as of September 30, 2022	27,748,844	$28	$428,368	$(2,396)	$(244,459)	$181,541

	Nine Months Ended September 30, 2021

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	2,508	—	—	2,508
Exercise of stock options	35,615	—	63	—	—	63
Unrealized loss on marketable securities, net of tax $0	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(16,533)	(16,533)
Balance as of March 31, 2021	27,604,417	$28	$413,122	$179	$(134,170)	$279,159
Stock-based compensation	—	—	2,787	—	—	2,787
Exercise of stock options	7,138	—	13	—	—	13
Unrealized loss on marketable securities, net of tax $0	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(17,987)	(17,987)
Balance as of June 30, 2021	27,611,555	$28	$415,922	$(195)	$(152,157)	$263,598
Stock-based compensation	—	—	2,483	—	—	2,483
Exercise of stock options	8,208	—	9	—	—	9
Unrealized loss on marketable securities, net of tax $0	—	—	—	66	—	66
Net loss	—	—	—	—	(17,930)	(17,930)
Balance as of September 30, 2021	27,619,763	$28	$418,414	$(129)	$(170,087)	$248,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,433)	$(52,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,117	3,136
Amortization of premiums and discounts on marketable securities	2,594	1,957
Stock-based compensation	7,182	7,778
Changes in operating assets and liabilities:
Prepaid expenses and other assets	234	(4,365)
Accounts payable	(95)	(955)
Accrued liabilities	(506)	(395)
Deferred rent	(30)	1,499
Net cash used in operating activities	(44,937)	(43,795)
Cash flows from investing activities:
Maturities of marketable securities	78,029	171,037
Purchases of marketable securities	(13,267)	(121,900)
Purchases of property and equipment	(1,251)	(1,535)
Net cash provided by investing activities	63,511	47,602
Cash flows from financing activities:
Proceeds from exercise of stock options	66	85
Proceeds from shares issued under ESPP	73	—
Payments of the term loan	—	(3,473)
Net cash provided by (used in) financing activities	139	(3,388)
Net increase in cash, cash equivalents and restricted cash	18,713	419
Cash, cash equivalents and restricted cash – beginning of period	12,376	36,284
Cash, cash equivalents and restricted cash – end of period	$31,089	$36,703
Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$139

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2022, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

3. Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$31,050	$12,337
Restricted cash	39	39
Total	$31,089	$12,376

4. Marketable Securities

Marketable securities consist of the following:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$138,959	$—	$(2,367)	$136,592
U.S. Government agencies	1,601	—	(29)	1,572
Total	$140,560	$—	$(2,396)	$138,164

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$207,917	$3	$(666)	$207,254
Total	$207,917	$3	$(666)	$207,254

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended September 30, 2022 and 2021, respectively, the Company recorded $0 and $1 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations. For the nine months ended September 30, 2022 and 2021, respectively, the Company recorded $9 thousand and $57 thousand in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of September 30, 2022, the Company had investments with a total fair market value of $138.2 million in an unrealized loss position, of which $59.0 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of September 30, 2022:

	September 30, 2022
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$122,104	$120,303
Between 1 to 2 years	18,456	17,861
Total investments available-for-sale	$140,560	$138,164

The Company has classified all of its available-for-sale investments, including those with maturities beyond one year, as current assets on the accompanying condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$14,401	$14,401	$—	$—
Marketable securities:
Corporate bonds	136,592	—	136,592	—
U.S. Government agencies	1,572	—	1,572	—
Total	$152,565	$14,401	$138,164	$—

	December 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$2,680	$2,680	$—	$—
Marketable securities:
Corporate bonds	207,254	—	207,254	—
Total	$209,934	$2,680	$207,254	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2022 and 2021.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of September 30, 2022, 2,639,213 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2021	4,545,794	$14.15	8.1	$2,860
Granted	1,722,350	$5.37	—	—
Exercised	(50,420)	$1.32	—	—
Forfeitures	(940,891)	$13.79	—	—
Outstanding as of September 30, 2022	5,276,833	$11.48	7.9	$767
Exercisable as of September 30, 2022	2,607,339	$12.83	6.8	$767
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2022 and December 31, 2021.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2022 was $3.71. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.1 million. As of September 30, 2022, there was $17.1 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.7 years.

The aggregate grant date fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was approximately $9.0 million and $11.9 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$779	$1,054	$2,274	$3,068
General and administrative	1,533	1,429	4,908	4,710
Total stock-based compensation expense	$2,312	$2,483	$7,182	$7,778

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2022		2021
Expected term	5.5 - 6.1	years	5.5 - 6.1	years
Expected volatility	79.7 - 81.4%		79.7%
Risk free interest rate	1.8 - 4.0%		0.8 - 1.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2022, 23,891 shares of common stock had been issued pursuant to the ESPP and 766,789 shares were reserved for future issuance thereunder.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss (Numerator):
Net loss - basic and diluted	$(18,911)	$(17,930)	$(57,433)	$(52,450)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,748,844	27,615,038	27,734,271	27,607,685
Loss per share - basic and diluted	$(0.68)	$(0.65)	$(2.07)	$(1.90)

For the three and nine months ended September 30, 2022 and 2021, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Outstanding options to purchase common stock	5,276,833	4,544,382
Total	5,276,833	4,544,382

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine month periods ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

9. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.) (the “Ye Zhou action”). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and discovery is stayed pending resolution of that motion.

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

The Company and Mr. Richman each separately filed separate motions to dismiss the Amended Complaint on August 5, 2022.  Both defendants’ motions seek to dismiss all claims asserted against them by the plaintiffs and briefing for these motions have been completed.  The motions currently remain pending before the court for disposition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our “2021 Annual Report”. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC410, NC525, NC762 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC410, NC525, NC762 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostics for NC410, NC525, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC410, NC525, NC762 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our Functional, Integrated, NextCure Discovery in Immuno-Oncology (“FIND-IO”) platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship and collaboration with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	any failure of our information technology systems such as security breaches, loss of data and other disruptions;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

We currently have three product candidates in clinical development. We are focusing our efforts on the LAIR programs with NC410 (LAIR-2 fusion) in a Phase 1b/2 clinical trial in combination with pembrolizumab and NC525 (LAIR-1 mAb), for which we filed an investigational new drug (IND) application with the US Food and Drug Administration (FDA) and anticipate initiating a Phase 1 trial in the first quarter of 2023. In addition, NC762 (B7-H4 mAb) advanced into a Phase 1b cohort expansion study.

NC410

NC410 is a novel immunomedicine designed to block immune suppression mediated by an immune modulator called Leukocyte-Associated Immunoglobulin-like Receptor, or “LAIR”, -1.  In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC410 in patients with advanced or metastatic solid tumors and determine its pharmacologically active and/or maximum tolerated dose.

The Phase 1 clinical trial enrolled a total of 40 patients across 7 cohorts ranging from 3 mg up to 200 mg.  NC410 has been shown to be safe and well-tolerated up to 200 mg once every 2 weeks (Q2W).  Notable treatment- related adverse events included infusion reactions, anemia and a worsening of a baseline lymphopenia. The best response achieved was stable disease greater than 12 weeks in 8 patients across different doses and indications.  Based on the preclinical and clinical data to date, we have determined a combination strategy to be more likely for clinical response in a Phase 1b/2 instead of a monotherapy approach.

In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers). The rationale for moving directly into a combination trial for NC410 is based on NC410’s mechanism of action, as seen in preclinical modeling and also during the NC410 Phase 1 dose escalation study readouts. It has been shown that elevated collagen levels in the extracellular matrix (ECM), the tissue matrix surrounding the tumor, are associated with resistance to PD-1 and PD-L1 therapies. In non-clinical colorectal models and early-stage monotherapy clinical studies conducted by NextCure, we have demonstrated that NC410 can remodel collagen in the ECM, which enhances T cell infiltration into the tumor. This results in immune activation, enhanced immune function in the TME and significantly enhances anti-PD-1 activity in multiple preclinical tumors models. We believe that this may translate to improved responses in patients with immune checkpoint refractory or immune checkpoint naïve solid tumors.

The Company entered into a supply agreement for KEYTRUDA with Merck (known as MSD outside the United States and Canada) for the Phase 1b/2 clinical trial.

NC525

NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. Preclinical data were presented at the American Society for Hematology annual meeting in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenografts animal model in vivo and (iii) restricts AML progression in patient-derived xenografts in vivo. An IND was submitted with the FDA and we have received clearance to proceed.  We plan to initiate a Phase 1 clinical study in the first quarter 2023.

NC762

NC762 is an immunomedicine targeting an immunomodulatory molecule called human B7 homolog 4 protein, or “B7-H4”. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or other tumor types. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. The Phase 1 clinical trial enrolled a total of 18 patients across 5 cohorts ranging from 0.5 mg up to 20 mg.  NC762 was safe and well-tolerated.

In October 2022, we initiated NC762 into a Phase 1b expansion cohort study dosing at 10 mg and 20 mg using a CLIA-validated assay to select patients with B7-H4 expression in tumor types including NSCLC, ovarian, endometrial, hepatocellular and breast.

NC318

In November 2022, we announced that NC318 would not move forward in the amended Phase 2 monotherapy clinical trial.   Although NC318 has been shown to be safe and well-tolerated in patients, we saw no responses in the amended Phase 2 portion of the trial and, based on the totality of the NC318 monotherapy data, we will wind down the clinical study while ensuring that patients on study have access to NC318.

The Company will continue to support Yale University’s ongoing Phase 2 investigator initiated trial of NC318 in combination with pembrolizumab in NSCLC patients.

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

We have not generated any revenue from product sales and only limited revenue from other sources.  Our net loss for the three months ended September 30, 2022 and 2021, was $18.9 million and $17.9 million, respectively, and our net loss for the nine months ended September 30, 2022 and 2021, was $57.4 million and $52.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $244.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through September 30, 2022, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $169.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs. Specifically, in the near term, we expect to incur substantial expenses relating to our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, our planned Phase 1 clinical trial for NC525, and our ongoing Phase 1/2 clinical trial for NC762, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Revenue

Through September 30, 2022, we have not generated any revenue from product sales.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development and expand the number of trials we are conducting and the patients enrolled in those trials, as we utilize our current good manufacturing practice, or “cGMP”, manufacturing capacity, including to provide drug supply of NC410, NC525 and NC762 for future clinical trials, and as we expand our pipeline through research and development activities related to our FIND-IO platform and discovery programs.

We cannot determine with certainty the duration and costs of future clinical trials of NC410, NC525, NC762 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC410, NC525, NC762 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results, and costs of clinical trials of NC410, NC525 and NC762, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the continued impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs, including payroll and stock-based compensation for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

We anticipate that our general and administrative expenses will increase during the next few years as a result of staff expansion and additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$13,528	$13,597	$(69)	$41,377	$37,928	$3,449
General and administrative	5,711	4,911	800	16,761	15,766	995
Loss from operations	(19,239)	(18,508)	(731)	(58,138)	(53,694)	(4,444)
Other income (expense), net	328	578	(250)	705	1,244	(539)
Net loss	$(18,911)	$(17,930)	$(981)	$(57,433)	$(52,450)	$(4,983)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
External research and development expenses:
NC410	$1,465	$1,160	$305	$4,785	$2,999	$1,786
NC762	1,448	1,043	405	3,593	2,881	712
Other programs and preclinical development	4,497	5,779	(1,282)	15,419	15,212	207
Total external research and development expenses	7,410	7,982	(572)	23,797	21,092	2,705
Total internal research and development expenses	6,118	5,615	503	17,580	16,836	744
Total research and development expenses	$13,528	$13,597	$(69)	$41,377	$37,928	$3,449

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2022 were comparable to the three months ended September 30, 2021 as higher internal research and development expenses were offset by lower external research and development expenses.

Research and development expenses for the nine months ended September 30, 2022 increased by $3.4 million compared to the nine months ended September 30, 2021. The increase is a result of $3.4 million higher clinical-related costs, primarily related to NC410.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 increased by $0.8 million compared to the three months ended September 30, 2021. The increase was primarily due to higher personnel-related costs.

General and administrative expenses for the nine months ended September 30, 2022 increased $1.0 million compared to the nine months ended September 30, 2021. The increase was primarily due to higher personnel-related costs.

Other Income, Net

Other income, net for the three months ended September 30, 2022 decreased by $0.3 million compared to the three months ended September 30, 2021, due to lower interest income as a result of lower cash and investments.

Other income, net for the nine months ended September 30, 2022 decreased by $0.5 million compared to the nine months ended September 30, 2021, due to lower interest income as a result of lower cash and investments.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $169.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(44,937)	$(43,795)
Investing activities	63,511	47,602
Financing activities	139	(3,388)
Net increase in cash, cash equivalents, and restricted cash	$18,713	$419

Net Cash Used in Operating Activities

Net cash used in operating activities was $44.9 million for the nine months ended September 30, 2022, which was primarily due to our net loss of $57.4 million, partially offset by non-cash charges for depreciation and amortization of $3.1 million, amortization of premiums and discounts on marketable securities of $2.6 million and stock-based compensation of $7.2 million. Net cash used in operating activities was $43.8 million for the nine months ended September 30, 2021, which was primarily due to our net loss of $52.5 million, an increase in prepaid expenses of $4.4 million and $1.0 million lower accounts payable, partially offset by non-cash charges for depreciation and amortization of $3.1 million, amortization of premiums and discounts on marketable securities of $2.0 million, stock-based compensation of $7.8 million and $1.1 million higher accrued liabilities and deferred rent.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $63.5 million, which was primarily due to net proceeds from marketable securities of $64.8 million, partially offset by purchases of property and equipment of $1.3 million. Net cash provided by investing activities for the nine months ended September 30, 2021 was $47.6 million, which was primarily due to net proceeds from marketable securities of $49.1 million, partially offset by purchases of property and equipment of $1.5 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022, which was due to the exercise of stock options and sales of our stock under the Employee Stock Purchase Plan (ESPP). Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2021, which consisted primarily of payments related to a term loan, which was paid in full and closed in August 2021.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2022, as compared to those disclosed in our 2021 Annual Report.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies reported in our 2021 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXTCURE, INC.

Date: November 3, 2022	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer