Form 10-K
period 2022-12-31
NextCure, Inc.
filed 2023-03-02
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $115.5 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 24, 2023, the registrant had 27,774,536 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC410, NC762, NC525 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC410, NC762, NC525 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the continued impact of the COVID-19 pandemic on the initiation, progress or expected timing of our clinical trials and the timing of related data, our efforts to adjust trial-related activities to address the impact of the COVID-19 pandemic, and other future impacts of the COVID-19 pandemic on the economy, our industry and our financial condition and results of operations;
●	the development of patient selection assays and companion or complimentary diagnostics for NC410, NC762 or any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC410, NC762, NC525 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our FIND-IO platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

These statements, and other forward-looking statements, are based on management’s current expectations, estimates, forecasts and projections about our business and industry, are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, and that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Forward-looking statements contained in this Annual Report should be considered in light of these factors and the factors set forth under “Risk Factor Summary” below and the factors described elsewhere in this Annual Report, including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors, and the other cautionary statements made in this Annual Report, are applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, levels of activity, performance, or achievements may vary materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	The impacts of the COVID-19 pandemic could continue to adversely affect our business.
●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could result in delays in product development and in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Initial positive trial results and positive results from preclinical studies and early-stage clinical trials may not be predictive or indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could continue to encounter difficulties enrolling patients in our clinical trials due to the COVID-19 pandemic or otherwise.
●	Because the numbers of subjects in our Phase 1/2 and Phase 1 clinical trials are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	Development of product candidates, in combination with other therapies, exposes us to additional regulatory risks.
●	We depend on data and our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience, as an organization and with our manufacturing facility, is limited. We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	The loss of our third-party manufacturing partners or our or our partners' failure to comply with applicable regulatory requirements or ability to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our product candidates, but we have to-date obtained only a small number of patents from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims, or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We are now and may in the future be subject to securities litigation, which can be expensive and could divert management's attention.
●	If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

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

Our product candidate NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of and decoy protein for LAIR-1 and is designed to block immune suppression mediated by LAIR-1.  In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC410 and determine its pharmacologically active and/or maximum tolerated dose. In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers).

Our product candidate NC762 is a monoclonal antibody that binds specifically to human B7 homolog 4 protein, or “B7-H4”, a protein expressed on multiple tumor types. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. In November 2022, we announced initial data from the Phase 1 portion of this trial which indicate that NC762 appears to be well tolerated. Safety expansion studies are ongoing with the intent of selecting a recommended Phase 2 dose.

Our product candidate NC525 (LAIR-1 mAb) is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. In February 2023 we initiated a Phase 1 trial for NC525 to evaluate the safety and preliminary efficacy of NC525 in AML, high-risk myelodysplastic syndrome, and chronic myelomonocytic leukemia (CMML).

In November 2022, we announced that based on the current efficacy data, we decided to discontinue our clinical development of our product candidate NC318 (S15 mAb).  We will, however, continue to provide Yale University with drug product for its ongoing investigator-initiated trial of NC318 in combination with pembrolizumab in lung cancer patients.

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

Our Pipeline

We leverage our understanding of biological pathways and our FIND-IO platform to discover, validate and build a proprietary pipeline of immunomedicine candidates. The figure below details our pipeline of product candidates and principal discovery and research programs.

PROGRAMS	TARGET	CELLS	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
PRODUCT CANDIDATES							
NC410 COMBO	LAIR-2	Extracellular Matrix	CRC, ESOPHAGEAL, ENDOMETRIAL, H&N, OVARIAN				
NC762	B7-H4	Tumor Cells	OVARIAN, BREAST, NSCLC				
NC525	LAIR-1	Leukemia	ACUTE MYELOID LEUKEMIA				
RESEARCH PROGRAMS							
Multiple Programs	Multiple Targets	Multiple Cell Types					

NextCure

Our Strategy

Our strategy is to use our fully integrated discovery and product development infrastructure to build a sustainable pipeline of product candidates to treat cancer patients who are not adequately served by currently available therapies. The key elements of our strategy include:

●	Advancing the clinical development of our product candidates, NC410, NC762, and NC525. For NC410, we initiated the Phase 1 portion of a Phase 1/2 clinical trial in June 2020 and reported that NC410 was shown to be well tolerated. In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers). For NC762, we initiated a Phase 1/2 clinical trial in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types in July 2021, and previously announced that NC762 was well tolerated. In October 2022, we initiated NC762 into a Phase 1b expansion cohort study dosing at 10 mg and 20 mg using a CLIA-validated assay to select patients with B7-H4 expression in tumor types including NSCLC, ovarian, endometrial, hepatocellular and breast. For NC525, an IND was submitted with the FDA, we have received clearance to proceed, and we initiated a Phase 1 trial in February 2023 to evaluate the safety and preliminary efficacy of NC525. Additionally, while we announced in November 2022 that we would not be moving forward in our amended Phase 2 monotherapy clinical trial for NC318, we believe scientific evidence supports a combination of NC318 with anti-PD-1 therapy and continue to provide NC318 drug product to Yale in support of the Yale investigator initiated Phase 2 clinical trial of NC318 in combination with pembrolizumab in patients with NSCLC.
●	Building an oncology pipeline of novel targets for new immunomedicines focused on non-responders. We continue to leverage our immunological expertise and our FIND-IO platform to identify novel targets relevant to overcoming immune suppression.

●	Leveraging our fully integrated development, quality systems and cGMP manufacturing capabilities. Our approach is to integrate key aspects of product development within our organization. We have assembled a team with extensive experience in identifying, characterizing and developing novel immunomedicines. We seek to couple discovery of important targets with the capability to rapidly streamline target validation and conduct key IND-enabling studies, leading to clinical development of product candidates. Our purpose-built, dedicated, state-of-the-art cGMP manufacturing facility utilizes single-use technology to support development of our pipeline and advancement of our product candidates into and through clinical development. The facility has production capacity of 2,000 liters and is designed to operate as a multi-product facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency.
●	Expanding our current focus and creating new opportunities outside of the oncology field. While our primary focus is oncology, the functional screening approach and proprietary technology of our FIND-IO platform are broadly applicable to the identification of positive and negative immune modulators, and therefore can be used and expanded to discover novel targets in other inflammatory diseases. Our goal is to enable next-generation immunomedicines for other serious inflammatory diseases with significant unmet medical needs in fields beyond oncology.
●	Extending the reach of our product candidates through strategic partnerships and collaborations. We have exclusive worldwide rights to our current product candidates and our FIND-IO platform. We expect to explore a variety of market opportunities for our current and future product candidates and our platforms, including through the pursuit of strategic partnerships or other collaborations with regard to selected indications or geographical areas, such as Asia. We intend for our product candidates to be developed and commercialized globally, by us in key markets and in collaboration with other companies for other geographies.

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

To create our FIND-IO platform, we industrialized, expanded and optimized the T-cell Activity Array, or “TCAA”, a predecessor of the FIND-IO platform that Dr. Chen used to discover the immunosuppressive properties of multiple checkpoint molecules, including PD-L1 and S15. Our work in developing the FIND-IO platform beyond the TCAA includes using different and expanded gene libraries, adding biological pathways and reporters, expanding immune cell types and, most importantly, increasing the repertoire of functional assay readouts. We also broadened the platform to look at signaling within both the immune cell and the cell expressing the library gene. By transfecting cells with library genes, which encode membrane-bound or soluble proteins, FIND-IO is designed to determine whether the genes have signaling functions when interacting with an immune cell.

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

Our product candidates target or are affected by a variety of cell types in the immune system. For example, NC410 targets the negative signaling from dendritic cells, macrophages and T-cells mediated by the binding of LAIR-1 to its ligands collagen and C1q. NC762, on the other hand, is enhanced by NK cells.

Our Programs

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

Background of LAIR Pathway in Solid Tumor Cancer

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

In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 clinical trial enrolled a total of 40 patients across 7 cohorts ranging from 3 mg up to 200 mg. NC410 has been shown to be well-tolerated up to 200 mg once every 2 weeks (Q2W). Notable treatment-related adverse events included infusion reactions, anemia and a worsening of a baseline lymphopenia. The best response achieved was stable disease greater than 12 weeks in 8 patients across different doses and indications. Based on the preclinical and clinical data to date, we determined that a combination strategy was more likely to achieve clinical response in a Phase 1b/2 instead of a monotherapy approach.

In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck & Co., Inc.’s (Merck) anti-PD-1 therapeutic, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers). The rationale for moving directly into a combination trial for NC410 is based on NC410’s mechanism of action, as seen in preclinical modeling and also during the NC410 Phase 1 dose escalation study readouts. It has been shown that elevated collagen levels in the extracellular matrix (ECM), the tissue matrix surrounding the tumor, are associated with resistance to PD-1 and PD-L1 therapies. In non-clinical colorectal models and early-stage monotherapy clinical studies conducted by NextCure, we have demonstrated that NC410 can remodel collagen in the ECM, which enhances T cell infiltration into the tumor. This results in immune activation, enhanced immune function in the TME and significantly enhances anti-PD-1 activity in multiple preclinical tumors models. We believe that this may translate to improved responses in patients with immune checkpoint refractory or immune checkpoint naïve solid tumors.

The Company entered into a supply agreement for KEYTRUDA with Merck & Co., Inc. (known as MSD outside the United States and Canada) for the Phase 1b/2 clinical combination trial.

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

B7-H4 Background

B7-H4 is a cell surface protein expressed on multiple tumor types, including non-small cell lung cancer, ovarian cancer, breast cancer and hepatocellular carcinoma, and on tumor-associated macrophages, and shows limited expression in most normal tissues. B7-H4 was initially discovered in 2003 in the Mayo Clinic lab of our scientific co-founder Dr. Lieping Chen. It is a member of the same family of co-inhibitory checkpoint proteins as B7-H1, known as PD-L1, which was also discovered by Dr. Chen's laboratory (see "Immuno-Oncology Background"). B7-H4 has been shown in published articles to negatively regulate T-cell immune response, inhibit cytokine production, suppress antigen-presenting cells, promote immune escape and play a role in tumorigenesis and tumor development. Expression of B7-H4 in tumor cells has been shown in preclinical research and published articles to be correlated with reduced overall survival, and B7-H4 has generally non-overlapping expression with both PD-L1 and S15. Given the low expression of B7-H4 on healthy cells and the results of our preclinical cross-tissue reactivity studies, we believe that anti-B7-H4 treatment is unlikely to inadvertently cause adverse effects of tissues and pathways outside of B7-H4 positive tumors and tumor-associated macrophages.

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

In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. The Phase 1 clinical trial enrolled a total of 18 patients across 5 cohorts ranging from 0.5 mg up to 20 mg. NC762 was well-tolerated.

In October 2022, we initiated NC762 into a Phase 1b expansion cohort study dosing at 10 mg and 20 mg using a CLIA-validated assay to select patients with B7-H4 expression in tumor types including NSCLC, ovarian, endometrial, hepatocellular and breast.

NC525

NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia (AML), blast cells and leukemic stem cells (LSCs). Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells (HSPCs). Preclinical data were presented at the ASH Meeting in December 2021. The data showed that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenographs (CDX) animal model in vivo and (iii) restricts AML progression in patient-derived xenografts (PDX) in vivo. We have exclusive worldwide rights to NC525.

Background of LAIR-1 and AML

A significant unmet need exists for patients with AML whose disease relapses after, or is primarily refractory to, standard of care treatments.  In such patients, relapse is mediated by the persistence of chemotherapy-resistant LSCs. NC525 is a humanized immunoglobulin gamma 1, kappa (IgG1κ) monoclonal antibody specific for Leukocyte Associated Immunoglobulin Like Receptor 1 (LAIR-1) protein. While LAIR-1 is exclusively expressed on immune cells, its expression is elevated on AML cells. LAIR-1 is highly expressed on leukemic stem cells from AML patients but its relatively low expression on normal hematopoietic stem cells (HSCs) makes it a unique and attractive target for a novel AML therapy. Based on the non-clinical studies performed with NC525 and its parent molecule 11B3.IgG1 to date, NC525 binds human LAIR-1 with an affinity of approximately 3 nM. NC525 induces anti-leukemic activity primarily by modulating LAIR-1 signaling in the AML cells, and to some extent, inducing IgG1 antibody-dependent cellular cytotoxicity (ADCC). In multiple humanized cell lines (CDX) and patient derived (PDX) mouse models, NC525 exhibited potent anti-leukemic activity. NC525 potently restricted leukemic tumor growth of MV4-11 and THP-1 cells in the humanized murine CDX models. In PDX models, the disease progression and tumor burden of the patient-derived AML bone marrow transplanted in NSG-SGM3 mice was significantly abolished by NC525 treatment. This anti-tumor activity was observed in at least four independent experiments utilizing bone marrows derived from different AML patients. NC525 also inhibited colony formation of patient-derived leukemic stem cells in an in vitro assay but did not affect colony formation of normal HSCs. Likewise, NC525 did not affect normal immune cells from CD34+ cord blood cells reconstituted in an NSG-SGM3 murine model.

Our Clinical Development Plan for NC525

We initiated a Phase 1 trial in February 2023 to evaluate the safety and preliminary efficacy of NC525 in patients with AML, high-risk myelodyplastic syndrome, and chronic myelomonocytic leukemia (CMML).  This open-label trial is being designed to evaluate the safety and tolerability of NC525 and determine its pharmacologically active and/or maximum tolerated dose.

NC318

NC318 is a monoclonal antibody that binds specifically to human S15 with high affinity. S15 is a member of the sialic acid-binding immunoglobulin lectins, or Siglec, family, a distinct subgroup of the immunoglobulin superfamily of proteins. Siglecs are expressed on most white blood cells of the immune system, except for T-cells.  We have exclusive worldwide rights to NC318.

In October 2018, we initiated the Phase 1 portion of a Phase 1/2 clinical trial to evaluate NC318 as a monotherapy in patients with advanced or metastatic solid tumors. This open-label Phase 1/2 clinical trial was designed to assess the safety and tolerability of NC318, to define the maximum tolerable dose and/or pharmacologically active dose and to assess preliminary efficacy. Based on the results of the Phase 1 portion of that Phase 1/2 clinical trial, we began enrolling patients in the Phase 2 portion of the trial in October 2019.  In April 2021, Yale University commenced a Phase 2 investigator-initiated clinical trial of NC318 in combination with pembrolizumab in patients with non-small cell lung cancer (NSCLC).

In November 2022, we announced that we would not continue to move NC318 forward in the Phase 2 monotherapy clinical trial. Although NC318 has been shown to be well-tolerated in patients, based on the totality of the NC318 monotherapy efficacy data we decided to wind down that clinical study.  Patient dosing has been completed in our Phase 2 monotherapy clinical trial for NC318, and we expect patient follow up to be completed in first quarter of 2023.  The Company will continue to support Yale University’s ongoing Phase 2 investigator initiated trial (IIT) of NC318 in combination with pembrolizumab in NSCLC patients by providing NC318 drug product to Yale.

Our Research Programs

In addition to advancing our clinical trials for NC410, NC762 and NC525, we are also pursuing preclinical evaluation of other potential novel immunomodulatory molecules.

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

Sponsored Research Agreement with Yale

In connection with the Yale Agreement, we also entered into a corporate sponsored research agreement, or “SRA”, with Yale, pursuant to which we had agreed to provide an aggregate of up to $15 million to fund a research program aimed at discovering new targets for immunomedicines. The SRA was subsequently amended in January 2020, October 2021 and September 2022 and will expire on March 31, 2023.

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support our pipeline and advance our product candidates into and through clinical development. The facility has a production capacity of 2,000 liters in order to support multiple product candidates. The investment in our manufacturing facility is a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. While other companies may need to work with third parties for antibody production, we can do so in our own facility. Compared to working with third-party manufacturers, we believe our facility provides better quality assurance, greater control in scheduling and prioritizing manufacturing activities and enhanced capital efficiency. We are currently manufacturing all of the drug supply for our ongoing preclinical studies and our Phase 1/2 clinical trials of NC410 and NC762, and Phase 1 clinical trial of NC525, and intend to provide the drug supply for our future clinical trials of NC410, NC762 and NC525 and for the Yale IIT combination trial for NC318. As we advance the development of our growing pipeline of product candidates, we will continue to evaluate the merits of further expanding our internal manufacturing capabilities, including for the production of commercial drug supply, as compared to collaborating with third-party manufacturers.

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, platforms, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2022, our intellectual property portfolio includes, on a worldwide basis, 20 pending foreign patent applications relating to NC318, NC410, NC762 and NC525, two pending U.S. patent application relating to NC318, one pending U.S. patent application relating to NC410, two pending U.S. patent applications relating to NC762, one U.S. patent application relating to NC525 and additional pending patent applications for other discovery and research programs. Patents resulting from our patent applications for NC318, NC410 and NC525, if issued, are expected to expire beginning in 2037 absent any patent term adjustments or extensions and for NC762, if issued, are expected to expire beginning in 2039 absent any patent term adjustments or extensions.

In addition, as described above, under the Yale Agreement, we have an exclusive, royalty-bearing, sublicensable worldwide license from Yale for an intellectual property portfolio, including among other things a patent relating to methods of use for S15 that covers the use of NC318 and a patent relating to FIND-IO. These and any other patents that might issue from these licensed patent applications are expected to expire no earlier than 2036 absent any patent term adjustments or extensions.

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

We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position, including with respect to our FIND-IO platform. We seek to protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. In addition, in the ordinary course of our business, we enter into agreements with other third parties for non-exclusive rights to intellectual property directed to other technologies that are ancillary to our business, including laboratory information management software and research and development tools. In addition, we have trademark registrations with the U.S. Patent and Trademark Office, or the USPTO, for “NextCure” and our logo.

Government Regulation

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biological products. Along with third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we intend to conduct studies or seek approval or licensure of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign jurisdictions, along with subsequent compliance with applicable laws and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Government policies may change, and additional government regulations may be enacted, that may prevent or delay further development or regulatory approval of any product candidates, product or manufacturing changes, additional disease indications or label changes. We cannot predict the likelihood, nature or extent of government regulation that might arise from future legislative or administrative action.

Review and Approval for Licensing Biologics in the United States

In the United States, the FDA regulates our current product candidates as biological products, or biologics, under the Federal Food, Drug, and Cosmetic Act, or “FDCA”, the Public Health Service Act and associated implementing regulations. Biologics, like other drugs, are used for the treatment, prevention or cure of disease in humans. In contrast to small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biologics are generally derived from living material (human, animal or microorganism) are complex in structure, and thus are usually not fully characterized. Biologics include immunomedicines for cancer and other diseases.

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

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial. Such authorization must be secured prior to interstate shipment and administration of a biologic that is not the subject of an approved BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial. Any subsequent protocol amendments must be submitted to the FDA as part of the IND.

Human clinical trials cannot begin until an IND is effective. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises safety concerns or questions about the proposed clinical trial within the 30-day time period. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or “DSMB”. DSMBs provide recommendations for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Other grounds for suspension or termination may be made based on evolving business objectives and/or competitive climate. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

BLA Submission and Review

If an applicant successfully completes all required clinical testing in accordance with all applicable regulatory requirements, an applicant may submit a BLA requesting licensing to market the biologic for one or more indications in the United States. The BLA must include the results of product development, nonclinical studies and clinical trials; detailed information on the product’s chemistry, manufacture, controls and proposed labeling. Under the Prescription Drug User Fee Amendments, a BLA submission is subject to an application user fee, unless a waiver or exemption applies. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently for 2023 exceeding $3.2 million, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $393,933 for each prescription product. These fees are typically increased annually.

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

Patent Term Restoration

After approval, owners of relevant drug or biological product patents may apply for up to a five-year patent extension to restore a portion of patent term lost during product development and FDA review of a BLA under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The allowable patent term extension is calculated as one-half of the product’s testing phase, which is the time between IND and BLA submission, and all of the review phase, which is the time between BLA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

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

Biosimilars and Marketing Exclusivities

The Biologics Price Competition and Innovation Act, or “BPCIA,” created an abbreviated approval pathway for biological product candidates shown to be highly similar to or interchangeable with an FDA licensed biological product. A biological product on which another biological product candidate’s BLA relies to establish biosimilarity is known as a reference product. Biosimilarity sufficient to reference a prior FDA-approved product requires that the biological product candidate be highly similar to the reference product not withstanding minor differences in clinically inactive components, and there be no clinically meaningful differences between the biological product candidate and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, unless the FDA waives a required element. A biosimilar product candidate may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biologics, as well as the process by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first interchangeable biosimilar biological product has exclusivity against a finding of interchangeability for other biologics for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42 month period. State pharmacy laws and regulations govern whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, and may impose additional requirements such as notification of prescriber and/or patient, documentation and recordkeeping.

If a biologic is designated and approved for an orphan indication, it will be granted seven years of orphan drug exclusivity. An orphan indication is granted to biological products and drugs designated and approved to treat diseases or conditions affecting fewer than 200,000 individuals in the United States, or if there is no reasonable expectation that the sponsor will be able to recover the costs of developing and marketing the drug or biological product in the United States. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A biosimilar may not be licensed by FDA for the protected orphan indication until after the expiration of the seven-year orphan drug exclusivity period or the 12-year reference product exclusivity, whichever is later.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. On December 20, 2019, President Trump signed into law H.R. 1865, the Further Consolidated Appropriations Act of 2020. The law includes significant provisions concerning the FDA’s implementation of the BPCIA, such as clarifying that “chemically synthesized polypeptides” are no longer excluded from being regulated as biologics, while “peptides” (polymers composed of 40 or fewer amino acids) will continue to be regulated as drugs unless they otherwise meet the statutory definition of biological products. In addition, the Further Consolidated Appropriations Act of 2020 clarifies exclusivity and procedural issues related to certain biologics approved as drugs pursuant to new drug applications, or “NDAs”, to be the subject of an approved BLA, or transition biological products. The law also incorporates provisions intended to reduce price and increase competitiveness in the pharmaceutical industry. The law amends the FDCA to create a private right of action against NDA or BLA holders that refuse to provide sufficient quantities of samples of an approved reference product to generic and biosimilar developers. In July 2018, the FDA released its Biosimilars Action Plan to improve the efficiency of the biosimilar and interchangeable product development and approval process. The Further Consolidated Appropriations Act of 2020 is consistent with FDA guidance documents issued in December 2018 that were intended to advance the agency’s biosimilars policy framework. The implementation of the Further Consolidated Appropriations Act of 2020 and the ultimate impact of the agency’s Biosimilars Action Plan are uncertain and may evolve over time through future laws and regulations and guidance provided by regulatory and governing bodies. In addition, there has been discussion of whether Congress should reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA is subject to significant uncertainty.

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

Healthcare Regulation

Pharmaceutical Coverage and Reimbursement

Our ability to successfully commercialize any of our product candidates for which we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs, such as the Medicare and Medicaid programs in the U.S., private health insurers, managed care organizations, and other entities. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include one or more of our product candidates. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety and efficacy.

No uniform policy for coverage and reimbursement exists in the United States. Though we expect our initial product offering to be covered under Medicare Part B, and third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, payors have their own methods and approval processes apart from Medicare determinations. Therefore, the availability and scope of coverage, as well as reimbursement rates can vary significantly from payor to payor.  The marketability of any products for which we may receive regulatory approval for commercial sale depends on these payors’ coverage policies and reimbursement rates.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs, like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply, for example, to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if such arrangements are not designed to fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback Statute liability;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, or “FCA”, which prohibits anyone from, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the defendant to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, among other things. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even though they, in most cases, do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibits (i) knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, the Health Information Technology for Economic and Clinical Health Act, or “HITECH Act”, and HIPPAA’s implementing regulations, and certain state and local laws impose requirements relating to the

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
●	Numerous other federal and state laws and regulations that also govern the privacy and security of individually identifiable health information, including state data breach notification laws, state health information or genetic privacy laws, and federal and state consumer protection laws such as Section 5 of the Federal Trade Commission, or “FTC”, Act and the California Consumer Privacy Act, or “CCPA”. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are certain exemptions for personal information subject to HIPAA and personal data collected in a clinical trial context, the CCPA’s implementation standards and enforcement practices may increase our compliance costs and potential liability. Additionally, a California ballot initiative, the California Privacy Rights Act, or “CPRA”, passed in November 2020, and went into effect on January 1, 2023. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed in states such as Virginia and Colorado, and comparable laws have been proposed in other states and at the federal level that may ultimately have conflicting requirements that would further complicate compliance and adversely affect our business. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, and on July 8, 2021, the Colorado Privacy Act was signed into law, which will take effect on July 1, 2023, was signed into law.
●	The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating consumers’ privacy rights, publishing untrue information about security practices, or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
●	In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of research activities. These laws and regulations, as well as any associated claims, inquiries, investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions), among others, to report annually to CMS information related to direct or indirect payments and other transfers of value they make to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives and U.S. teaching hospitals, as well as ownership and investment interests held in a company by physicians and their immediate family members; and
●	Analogous U.S. state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require drug manufacturers to report information on the pricing of certain drugs; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

There have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms in the United States that significantly affect the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the “ACA,” was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA: subjects biologics to potential competition by lower-cost biosimilars; addresses a methodology through which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or “MDRP,” are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a Medicare Part D coverage gap discount program in which, as a condition of coverage of its products under Medicare Part D, manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period.

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the “Tax Act,” includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On January 28, 2021, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. Most recently, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap  beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. On October 14, 2022, President Biden issued an Executive

Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center.  Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.  It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Human Capital Resources

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. As of December 31, 2022, we had 99 full-time employees.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $74.9 million and $69.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $261.8 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement, which was terminated effective March 2020. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates, our discovery programs and our FIND-IO platform.

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

To become and remain profitable, we, whether on our own or jointly with any potential future collaborator, must develop and eventually commercialize products with significant market potential. We will need to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trials for NC410 and NC762 and Phase 1 clinical trial for NC525;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;
●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including NC410, NC762 or NC525, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing NC410, NC762, NC525 and our other product candidates, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for NC410, NC762, NC525 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC410, NC762, NC525 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC410, NC762, NC525 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Unless and until we generate sufficient product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2022, we had $159.9 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials (see “Risks Related to Reliance on Third Parties”). We rely, or will rely, on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC410, NC762, NC525 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC410, NC762, NC525 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of NC410, NC762, NC525 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

The impacts of the COVID-19 pandemic could continue to adversely affect our business.

The COVID-19 pandemic has led to changes in the operations of many healthcare facilities, including clinical trial sites. The impacts of COVID-19 continue to place a significant strain on our clinical trial sites, raise concerns around monitoring patient safety, slow patient enrollment and cause delays in our clinical trials and issuance of results. Any rise of COVID-19 infection rates, especially in the United States, could continue to negatively affect our clinical trial going forward. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic could adversely affect our clinical trials and operations in other ways as well. For example, challenges may arise as a result of patients, members of the clinical team, or our employees becoming infected with COVID-19 or otherwise unable or unwilling to participate in trials or come to work, as applicable, as a result of COVID-19, interruptions to the supply chain or manufacturing, site closures, or difficulties in meeting protocol-specified procedures, including difficulties adhering to protocol-mandated visits and testing. The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in the “Risk Factors” section of this Annual Report, including but not limited to risks related to the conduct, progress and outcomes of clinical trials, risks related to reliance on third parties, risks related to our operations and dependence on key personnel, and risks related to our need to obtain additional capital.

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

We are early in our development efforts. We initiated our first clinical trial for NC410 in June 2020, our first clinical trial for NC762 in July 2021, and our first clinical trial for NC525 in February 2023. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of NC410, NC762, NC525 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that NC410, NC762, NC525 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for NC410, NC762, NC525 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we announced in November 2022 that based on current efficacy data, we had decided to discontinue our monotherapy Phase 2 clinical trial for NC318. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

We may encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or ethics committees, or the DSMB recommends suspension or termination for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. In addition, factors outside our control, such as government shutdowns, natural disasters and public health emergencies such as the COVID-19 pandemic, could disrupt business at the FDA or other regulatory authorities, which could result in delays of reviews, approvals and communications with regulatory authorities related to our clinical trials and product candidates.

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

With the exception of NC410, NC762, NC525 and NC318, all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Interim data and results from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, notwithstanding the durable responses initially observed in our ongoing Phase 1/2 clinical trial of NC318 in NSCLC, we announced in November 2022 that based upon then-current efficacy data we decided to discontinue our Phase 2 clinical trial for NC318 monotherapy. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Initial positive trial results and results from preclinical studies and early-stage clinical trials may not be predictive or indicative of results when the trial is completed or in later stage trials.

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

Because the numbers of subjects in our Phase 1/2 and Phase 1 clinical trials are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our Phase 1/2 clinical trials of NC318, NC410 and NC762, and Phase 1 clinical trial for NC525, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and making it difficult to predict final results from preliminary results. As a result, there may be less certainty that the respective investigational drug product would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of NC410, NC762, or NC525, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1/2 and Phase 1 clinical trials. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

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

If unacceptable side effects arise in the development of our product candidates, the DSMB may recommend or, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may significantly harm our business, financial condition and prospects.

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunomedicines and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that NC410, NC762, NC525 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we are ourself studying NC410 in combination with other therapies, supporting Yale’s study of NC318 in combination with other therapies, and may develop NC762, NC525 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;
●	we may be required to recall a product or change the way such product is administered to patients;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	we may be subject to fines, warning letters, or other regulatory enforcement action;
●	we may be subject to injunctions or the imposition of civil or criminal penalties;
●	we may be required to conduct additional post-market clinical trials to assess the safety of the product;
●	we may be subject to product seizure or detention, or refusal to permit the import or export of products;
●	FDA may refuse to approve pending applications or supplements to approved applications filed by us;
●	the product may become less competitive; and
●	our reputation may suffer.

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

We have chosen to prioritize development of NC410, NC762 and NC525. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of NC410, NC762 and NC525 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting the LAIR pathway or B7-H4. As a result, we may be foregoing other potentially more profitable immunomedicines or therapies or those with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for NC410, NC762, NC525 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are studying NC410 in combination with other therapies and may develop NC762, NC525 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We are studying NC410 in combination with pembrolizumab and may develop NC762, NC525 and future product candidates in combination with one or more currently approved cancer therapies. In addition, we are supplying NC318 drug product to Yale in support of Yale’s IIT study of NC318 in combination with pembrolizumab. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate NC410, NC762, NC525 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell NC410, NC762, NC525 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with NC410, NC762, NC525 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

The OCR, pursuant to legislation passed in 2021, recently issued guidance on recognized security practices for covered entities and business associates, the OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products, especially novel products like our immunomedicines. To date, no regulatory authority has granted approval for an immunomedicine targeting the LAIR pathway or B7-H4. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. . For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center.  Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

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

Manufacturing pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We are currently the sole manufacturer of NC410, NC762 and NC525 and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for NC410, NC762 or NC525. Any such delays could materially adversely affect our business and financial condition.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Currently, our product candidates are manufactured in small quantities for use in various preclinical studies and our ongoing Phase 1/2 clinical trials of NC410 and NC762 and Phase 1 clinical trial of NC525. We intend to expand our manufacturing capacity, which will require us to incur significant expenses. If one or more of our product candidates progress to late-stage development, we may incur additional significant expenses in the further expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates in sufficient quantities. We cannot assure you that we will be able to successfully manufacture product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully increase our manufacturing scale or capacity, the development, testing and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Although we currently manufacture our product candidates for preclinical and clinical trials, certain elements of manufacturing, including Master Cell Bank manufacturing and fill-finish services, take place at qualified third-party contract manufacturing organizations, or CMOs. If approved, commercial supply of NC410, NC762, NC525 and any future product candidates may be manufactured at a CMO or CMOs.

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

We depend on third-party suppliers for key materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate materials, or rising prices due to inflation, could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. In addition, COVID-19, the war in Russia and Ukraine, and resulting economic conditions have disrupted global supply chains, including pharmaceutical and medical supply chains. We cannot be certain that our suppliers will continue to provide us with the quantities of the raw materials that we require or satisfy our anticipated specifications and quality requirements whether due to our size, COVID-19, or otherwise. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business. In addition, the current inflationary period may result in higher prices from our suppliers, which could materially increase our costs.

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

Risks Related to Intellectual Property

We have filed patent applications for our product candidates, but no patent has yet issued from these applications. If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and technology that are important to our business. To date, only a limited number of patents have issued from our patent applications. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates or that effectively prevent others from commercializing competitive technologies and product candidates. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, we may challenge their ownership, for example in a derivation proceeding before the USPTO, to determine who has the right to the claimed subject matter in the applications. Similarly, if our patent applications are challenged in a derivation proceeding, the USPTO may hold that a third-party is entitled to certain patent ownership rights instead of us. We may then be forced to seek a license from the third party that may not be available on commercially favorable terms, or at all.

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

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or current employer. Litigation may be necessary to defend against these claims. For example, in 2021, a third party filed a lawsuit in Federal court against the Company, and in 2022 claims were added to that lawsuit to add our Chief Executive Officer as a co-defendant with Company.  This lawsuit alleges that our Chief Executive Officer breached contractual and fiduciary duties he owed to the plaintiff by, among other things, improperly utilizing plaintiff’s purported confidential information to benefit the Company’s business, including with respect to our discovery efforts. For more information regarding these proceedings, please refer to Note 8 to the Company’s Financial Statements. If we fail in defending claims of misappropriation and similar claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC410, NC762, NC525 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC410, NC762, NC525 and any future product candidates we develop, and our business could be materially harmed.

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

We may depend on third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-

recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

As our development plans and strategies develop, we expect to need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for NC410, NC762 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize NC410, NC762, NC525 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize NC410, NC762, NC525 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for NC410, NC762, NC525 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for NC410, NC762, NC525 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2022, we had federal and state net operating loss carryforwards of $180.2 million and $183.1 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has been and is likely to remain volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above a recently reported price, or at all. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	our failure to commercialize our product candidates;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	the size and growth of our target markets;
●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidates or our competitors’ products or product candidates;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our annual or quarterly financial results or those of companies that are perceived by investors to be similar to us;

●	our cash position;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our directors, officers or their affiliated funds or our other stockholders;
●	changes in the structure of healthcare payment systems;
●	significant lawsuits, including intellectual property or stockholder litigation;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

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

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Exchange Act and the Securities Act of 1933, as amended, with respect to statements made regarding our product candidate, NC318, and the FIND-IO platform.

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

For more information regarding these proceedings, please refer to Note 8 to the Company’s Financial Statements.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Beltsville, Maryland and consists of approximately 28,500 square feet of office, 20,600 square feet of laboratory and manufacturing and 20,200 square feet of warehouse space. The lease terms expire in March 2030. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or “Nasdaq”, under the symbol “NXTC.” As of February 24, 2023 we had 13 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Our product candidate NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of and decoy protein for LAIR-1 and is designed to block immune suppression mediated by LAIR-1 In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC410 and determine its pharmacologically active and/or maximum tolerated dose. In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers).

Our product candidate NC762 is a monoclonal antibody that binds specifically to human B7 homolog 4 protein, or “B7-H4”, a protein expressed on multiple tumor types. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. In November 2022, we announced initial data from the Phase 1 portion of this trial which indicate that NC762 appears to be well tolerated. Safety expansion studies are ongoing with the intent of selecting a recommended Phase 2 dose.

Our product candidate NC525 (LAIR-1 mAb) is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. In February 2023 we initiated a Phase 1 trial for NC525 to evaluate the safety and preliminary efficacy of NC525 in AML, high-risk myelodysplastic syndrome, and chronic myelomonocytic leukemia (CMML).

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

We have not generated any revenue from product sales and only limited revenue from other sources. As a result, with the exception of the three months ended March 31, 2020, for which we reported a profit due to recognition of deferred revenue in connection with the termination of our former research and development collaboration agreement with Eli Lilly and Company, or “Lilly,” we have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2022 and 2021 were $74.9 million and $69.4 million, respectively. As of December 31, 2022, we had an accumulated deficit of $261.8, million primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

We have funded our operations to date primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research collaboration and development agreement with Lilly, or the “Lilly Agreement,” which was terminated in March 2020. From our inception through December 31, 2022, we received gross proceeds of $164.4 million through private placements of preferred stock.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $159.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur substantial expenses relating to our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, our ongoing Phase 1/2 clinical trial for NC762, our ongoing Phase 1 clinical trial for NC525, and, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, discovery efforts, research activities, and development and testing of our product candidates:

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance our product candidates through development and expand the number of trials we are conducting and the patients enrolled in those trials, as we utilize our current good manufacturing practice, or “cGMP”, manufacturing capacity, including to provide drug supply of NC410, NC762 and NC525 for future clinical trials.

We cannot determine with certainty the duration and costs of future clinical trials of NC410, NC762, NC525 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC410, NC762, NC525 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC410, NC762 and NC525, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	the impact of the COVID-19 pandemic, including delays and slowdowns as a result of strain on our clinical trial sites and concerns about patient safety;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We anticipate that our general and administrative expenses will increase during the next few years as a result of staff expansion, additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities and payment of interest on our term loan with a commercial bank, or the “Term Loan”, which was paid in full and closed in August 2021.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Operating expenses:
Research and development	$54,199	$50,192	$4,007
General and administrative	21,710	20,573	1,137
Loss from operations	(75,909)	(70,765)	(5,144)
Other income, net	1,176	1,376	(200)
Net loss	$(74,733)	$(69,389)	$(5,344)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
(in thousands)	2022	2021	Change
External research and development expenses:
NC410	$6,211	$3,533	$2,678
NC762	4,966	3,710	1,256
NC525	4,053	2,278	1,775
Other programs and preclinical development	15,941	18,388	(2,447)
Total external research and development expenses	31,171	27,909	3,262
Total internal research and development expenses	23,028	22,283	745
Total research and development expenses	$54,199	$50,192	$4,007

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2022 increased by $4.0 million to $54.4 million compared to $50.2 million for the year ending December 31, 2021. The increase was driven primarily by $3.3 million in clinical-related and $1.6 million in personnel-related expenses, partially offset by lower internal research costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 increased by $1.1 million to $21.7 million as compared to $20.6 million for the year ending December 31, 2021. The increase was driven primarily by $1.1 million higher personnel-related costs and $0.2 million in higher occupancy costs, partially offset by $0.4 million lower professional services expenses.

Other Income, Net

Other income, net for the year ended December 31, 2022 decreased by $0.2 million to $1.2 million from $1.4 million for the year ended December 31, 2021 due to lower interest income as a result of lower cash and investments.

Liquidity and Capital Resources

We have financed our operations primarily with proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under the Lilly Agreement. On May 13, 2019, we closed our IPO in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $86.3 million. The net offering proceeds to us were approximately $77.0 million after deducting underwriting discounts and commissions and offering expenses. On November 19, 2019, we completed an underwritten public offering, in which we sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at the public offering price of $36.75 per share. The total gross proceeds to us were $172.2 million and the total net offering proceeds to us were approximately $160.9 million after deducting underwriting discounts and commissions and offering expenses. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash equivalents are held in money market funds.

On May 6, 2021, the Company entered into a sales agreement, or the “Sales Agreement,” with SVB Leerink LLC, or the “Agent”, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. We have not yet sold any shares of our common stock pursuant to the Sales Agreement.

As of December 31, 2022, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $159.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates or delay our efforts to expand our pipeline of product candidates. Our need to raise additional capital will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing NC410, NC762, NC525 and our other programs, including targets identified through our FIND-IO platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for NC410, NC762, NC525 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC410, NC762, NC525 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC410, NC762, NC525 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

●	the emergence of competing therapies and other adverse developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(53,886)	$(57,283)
Investing activities	67,979	36,601
Financing activities	200	(3,265)
Net increase (decrease) in cash and cash equivalents	$14,293	$(23,947)

Cash Used in Operating Activities

Net cash used in operating activities was $53.9 million for the year ended December 31, 2022, which was primarily due to our net loss of $74.7 million, partially offset by non-cash charges for depreciation and amortization of $4.1 million, amortization of premiums and discounts on marketable securities of $3.0 million, stock-based compensation of $9.5 million, a $2.0 million decrease in prepaid expenses and other assets and a $2.3 million increase in accounts payable. Net cash used in operating activities was $57.3 million for the year ended December 31, 2021, which was primarily due to our net loss of $69.4 million, an increase in prepaid expenses of $4.9 million, and $2.0 million lower accounts payable, partially offset by non-cash charges for depreciation and amortization of $4.2 million, amortization of premiums and discounts on marketable securities of $3.0 million, stock-based compensation of $10.3 million and $1.7 million higher deferred rent.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 was $68.0 million, which was primarily due to net proceeds from marketable securities of $70.1 million, partially offset by purchases of property and equipment of $2.1 million.  Cash provided by investing activities for the year ended December 31, 2021 was $36.6 million, which was primarily due to net proceeds from marketable securities of $39.0 million, partially offset by purchases of property and equipment of $2.4 million.

Cash Used in Financing Activities

Cash provided by financing activities was $0.2 million for the year ended December 31, 2022, which was due to the exercise of stock options and sales of our stock under the Employee Stock Purchase Plan (ESPP). Cash used in financing activities was $3.3 million for the year ended December 31, 2021, which consisted primarily of payments related to the closure of the Term Loan.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030.  The monthly base rent for these leases totals $89,319 as of December 31, 2022 per month plus our prorated share of operating expenses.  The monthly base rent is subject to annual 3% increases through the lease term.

Term Loan

In April 2016, we entered into a $1.0 million term loan, or the Term Loan. In January 2019, we amended the Term Loan to increase our borrowing capacity to $5.0 million, secured by our certificates of deposit, money market account, investment property and deposit or investment accounts. In August 2021, we fully paid the remaining principal balance of $2.4 million of the Term Loan. Interest expense under the Term Loan was approximately $77,000 for the year ended December 31, 2021.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are valuing share-based compensation. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses, Including Clinical Trial Accruals

Research costs consist of employee-related costs, contractor expenses, laboratory supplies and facility costs, for research and development of product candidates which are expensed as incurred. Development costs, including clinical trial-related expenses, incurred by third parties, such as CROs, are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable of being achieved. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. For further discussion of research and development expenses, including clinical trial accruals, see Note 2 to our audited financial statements included elsewhere in this Annual Report.

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

For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.2 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million on June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Baltimore, MD
March 2, 2023

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,630	$12,337
Marketable securities	133,281	207,254
Prepaid expenses and other current assets	4,072	8,226
Total current assets	163,983	227,817
Property and equipment, net	11,897	13,992
Right of use assets	5,016	—
Other assets	3,265	577
Total assets	$184,161	$242,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,270	$1,942
Accrued liabilities and other liabilities	4,857	4,666
Total current liabilities	9,127	6,608
Lease liabilities, long term	6,605	—
Other long-term liabilities	899	2,392
Total liabilities	16,631	9,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; No shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 27,774,536 and 27,680,997 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	430,755	421,047
Accumulated other comprehensive loss	(1,494)	(663)
Accumulated deficit	(261,759)	(187,026)
Total stockholders’ equity	167,530	233,386
Total liabilities and stockholders’ equity	$184,161	$242,386

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,	December 31,
	2022	2021
Operating expenses:
Research and development	$54,199	$50,192
General and administrative	21,710	20,573
Total operating expenses	75,909	70,765
Loss from operations	(75,909)	(70,765)
Other income, net	1,176	1,376
Net loss	$(74,733)	$(69,389)
Net loss per common share - basic and diluted	$(2.69)	$(2.51)
Weighted-average shares outstanding - basic and diluted	27,744,209	27,615,977
Comprehensive loss:
Net loss	$(74,733)	$(69,389)
Unrealized (loss) on marketable securities	(831)	(1,442)
Total comprehensive loss	$(75,564)	$(70,831)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	27,568,802	$28	$410,551	$779	$(117,637)	$293,721
Stock-based compensation	—	—	10,288	—	—	10,288
Exercise of stock options	112,195	—	208	—	—	208
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,442)	—	(1,442)
Net loss	—	—	—	—	(69,389)	(69,389)
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	9,508	—	—	9,508
Exercise of stock options	50,420	—	66	—	—	66
Issuance of shares under ESPP	43,119	—	134	—	—	134
Unrealized loss on marketable securities, net of tax $0	—	—	—	(831)	—	(831)
Net loss	—	—	—		(74,733)	(74,733)
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,733)	$(69,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,124	4,177
Amortization of premiums and discounts on marketable securities	3,047	3,019
Stock-based compensation	9,508	10,288
Noncash operating lease expense	356	—
Loss on disposal of property and equipment	87	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,038	(4,928)
Accounts payable	2,328	(1,959)
Accrued liabilities and other liabilities	(641)	(178)
Other long-term liabilities	—	1,687
Net cash used in operating activities	(53,886)	(57,283)
Cash flows from investing activities:
Sales and maturities of marketable securities	104,739	195,438
Purchases of marketable securities	(34,644)	(156,477)
Purchases of property and equipment	(2,116)	(2,360)
Net cash provided by investing activities	67,979	36,601
Cash flows from financing activities:
Proceeds from exercise of stock options	66	208
Proceeds from shares issued under ESPP	134	—
Payments of the term loan	—	(3,473)
Net cash provided by (used in) financing activities	200	(3,265)
Net increase (decrease) in cash and cash equivalents	14,293	(23,947)
Cash and cash equivalents – beginning of period	12,337	36,284
Cash and cash equivalents – end of period	$26,630	$12,337
Supplemental disclosures of cash flow information:
Cash paid for interest	$90	$162

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,047	$—
Recognition of initial lease liabilities	$7,549	$—

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2022, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the financial statements for the year ended December 31, 2022, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements to mid-2025. The future viability of the Company beyond that date may depend on its ability to raise additional capital to finance its operations.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

be the rate required for a similar investment of like risk. No impairment losses were recognized during the years ended December 31, 2022 or 2021.

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

Leases

On January 1, 2022 (Adoption Date), the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), as amended, using the modified retrospective approach, which provides a method for recording existing leases at adoption and does not require restating comparative financial information. The Company also elected the package of practical expedients permitted under the transition guidance under ASU No. 2016-02, which among other things, permits the Company to maintain the lease classification for any existing leases, as well as maintain the Company’s determination on whether any expired or existing contracts are or contain leases and initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. In addition, the Company elected the additional transition method permitted under ASU No. 2018-11‒Leases (Topic 842): Targeted Improvements, under which the Company initially applied the new lease standard, Accounting Standards Codification (ASC) 842, at adoption and there was no cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2022. For the comparative period presented in these financial statements, lease-related disclosures continue to be in accordance with the legacy ASC 840. Adoption of ASC 842 did not materially impact the Company’s statements of operations and cash flows.

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition and also determines if the lease is classified as an operating lease or finance lease, each in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term and the Company’s historical borrowing capability in the market. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Preferred Stock

The Company did not have any outstanding preferred stock as of December 31, 2022 and 2021.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2022 and 2021.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2022 and 2021.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

3. Marketable Securities

Marketable securities consist of the following:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$133,163	$—	$(1,457)	$131,706
U.S. Government agencies	1,612	—	(37)	1,575
Total	$134,775	$—	$(1,494)	$133,281

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$207,917	$3	$(666)	$207,254
Total	$207,917	$3	$(666)	$207,254

The Company uses the specific identification method when calculating realized gains and losses. For the years ended December 31, 2022 and 2021, respectively, the Company recorded $9 thousand and $57 thousand in realized gains on available-for-sale securities, which is included in other income on the statements of operations and comprehensive loss.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of December 31, 2022, the Company had investments with a total fair market value of $133.3 million in an unrealized loss position, of which $91.8 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2022:

	December 31, 2022
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$105,930	$104,660
Between 1 to 2 years	28,845	28,621
Total investments available-for-sale	$134,775	$133,281

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.7 million and $1.0 million as of December 31, 2022 and 2021, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2022 and 2021:

	December 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,782	$6,782	$—	$—
Marketable securities:
Corporate bonds	131,706	—	131,706	—
U.S. Government agencies	1,575	—	1,575	—
Total	$140,063	$6,782	$133,281	$—

	December 31, 2021
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$2,680	$2,680	$—	$—
Marketable securities:
Corporate bonds	207,254	—	207,254	—
Total	$209,934	$2,680	$207,254	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2022 and 2021.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

5. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2022	2021

Research equipment	$17,244	$16,482
Leasehold improvements	9,336	8,566
Computer equipment	908	1,143
Furniture and fixtures	186	167
Construction in progress	853	371
Property and equipment, gross	28,527	26,729
Less: accumulated depreciation and amortization	(16,630)	(12,737)
Property and equipment, net	$11,897	$13,992

Construction in progress at December 31, 2022 and 2021 consists of the costs incurred for research equipment and for the build-out of additional lab and office space.

Depreciation and amortization expense was $4.1 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Payroll and related benefits	$1,639	$1,751
Clinical trial costs	1,531	727
Sponsored research	417	1,315
Lease liabilities, current portion	518	—
Operating expenses	647	656
Other	105	217
Total accrued liabilities and other liabilities	$4,857	$4,666

7. Leases

The Company's lease portfolio consists of office space and laboratory facilities. All of the Company's leases are classified as operating leases. The terms of the Company's lease agreements that have commenced currently extend through March 2030 and provide the Company with an option for a five-year extension. Under the terms of the leases, the Company pays base annual rent subject to fixed dollar increases each year and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and considers renewal options that the Company is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities in accordance with ASC 842. The leases do not require variable lease payments or residual value guarantees and do not contain restrictive covenants.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $1.0 million for the year ended December 31, 2022. Operating cash flows used for operating leases during the year ended December 31, 2022 were $0.9 million. As of December 31, 2022, the weighted-average remaining lease term was 7.25 years, and the weighted average discount rate was 7.46%.

Rent expense under operating leases was $1.0 million for the year ended December 31, 2021.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

Year Ending December 31,
2023	$1,032
2024	1,127
2025	1,214
2026	1,355
2027	1,396
Thereafter	3,295
Total future minimum payments	9,419
Less: present value discount	(2,296)
Present value of lease liabilities	$7,123

8. Commitments and Contingencies

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

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding our product candidate, NC318, and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and discovery is stayed pending resolution of that motion.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

9. Term Loan

In April 2016, we entered into a $1.0 million term loan, or the “Term Loan”. In January 2019, we amended the Term Loan to increase our borrowing capacity to $5.0 million, which was secured by our certificates of deposit, money market account, investment property and deposit or investment accounts. In August 2021, we fully paid the remaining principal on the Term Loan, and there are no outstanding payments due from us.

10. Preferred Stock

As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of $0.001 par value preferred stock, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

11. Common Stock

As of December 31, 2022, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 27,774,536 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2022.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, 2,653,867 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2021	3,112,376	$16.95	8.2	$10,810
Granted	2,020,718	$10.89	—	—
Exercised	(105,731)	$1.62	—	—
Forfeitures	(481,569)	$21.33	—	—
Outstanding as of December 31, 2021	4,545,794	$14.15	8.1	$2,860
Granted	1,739,350	$5.34	—	—
Exercised	(50,420)	$1.32	—	—
Forfeitures	(972,545)	$13.77	—	—
Outstanding as of December 31, 2022	5,262,179	$11.44	7.6	$115
Exercisable as of December 31, 2022	2,790,206	$12.97	6.6	$115
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2022 and 2021.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $3.69 and $7.47 respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $13,000 and $0.5 million, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2022 and 2021 was approximately $11.0 million and $13.4 million, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 240,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1st until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator of the ESPP. As of December 31, 2022, 49,583 shares of common stock had been issued pursuant to the ESPP and 741,097 shares were reserved for future issuance thereunder.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $9.5 million and $10.3 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $14.7 million of unrecognized

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of 2.6 years as of December 31, 2022.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	December 31,

(in thousands)	2022	2021
Research and development	$3,056	$4,081
General and administrative	6,452	6,207
Total stock-based compensation expense	$9,508	$10,288

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2022		2021
Expected term	5.5 - 6.1	years	5.3 - 6.1	years
Expected volatility	79.7 - 81.4%		79.7%
Risk free interest rate	1.8 - 4.2%		0.8 - 1.4%
Expected dividend yield	—%		—%

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

	December 31,
	2022	2021
Outstanding options to purchase common stock	5,262,179	4,545,794
Total	5,262,179	4,545,794

14. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.5	6.5
Research and development credit, net	3.4	3.2
Non-deductible items	(1.7)	(1.8)
Prior year provision to return adjustments	(0.1)	(0.4)
Change in valuation allowance	(29.1)	(28.5)
Total	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$49,789	$44,451
Research and development tax credits	11,395	8,862
Capitalized R&D Costs	12,424	—
Operating lease liabilities	1,960	—
Share-based compensation	4,389	3,184
Accruals and other	1,305	1,291
Gross deferred tax assets	81,262	57,788
Less: valuation allowance	(79,724)	(57,705)
Total deferred tax assets	$1,538	$83
Deferred tax liabilities:
Depreciation and amortization	$—	$(83)
Operating lease assets	(1,538)	—
Gross deferred tax liabilities	$(1,538)	$(83)
Net deferred tax assets	$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2022. The Company increased its valuation allowance by approximately $21.9 million for the year ended December 31, 2022. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $180.2 million and $183.1 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $157.5 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $11.3 million and $0.1 million, respectively, as of December 31, 2022. The federal credits begin to expire in the year ending December 31, 2036, and the state credits begin to expire in the year ending December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland. The tax years 2019 to 2021 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

The Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act”, and the Consolidated Appropriations Act, 2021, or “Stimulus Bill”, signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Several states have also enacted tax legislation changes. We have considered the applicable tax law changes and determined there was no significant impact to the tax provision of the Company.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

15. Employee Benefit Plan

The Company sponsors a 401(k) plan which stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the year ended December 31, 2022, the Company made matching contributions of $0.3 million.  No contributions were made for year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained under the headings “Proposal No. 1: Election of Class III Directors,” “Corporate Governance and our Board of Directors,” and “Executive Officers” in our definitive proxy statement for our 2022 annual meeting of stockholders, or our “Proxy Statement,” to be filed with the SEC within 120 days of December 31, 2022 and is incorporated herein by reference.

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

10.23	†

Second Amendment to License Agreement and SRA, dated as of October 20, 2021, by and between the Company and Yale University. (incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.24	†

Employment Agreement, effective as of January 11, 2021, by and between the Company and Han Myint, M.D. (incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.25	†

Second Amendment to Lease Agreement, dated February 19, 2020, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (incorporated by reference to Exhibit 10.25 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.26	†

Third Amendment to Lease Agreement, dated February 4, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (incorporated by reference to Exhibit 10.26 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.27	*

Fourth Amendment to Lease Agreement, dated June 10, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

10.28	*

Third Amendment to License Agreement and SRA, dated as of September 14, 2022, by and between the Company and Yale University. (Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

10.29	*

Fifth Amendment to Lease Agreement, dated November 28, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

10.30	*+

Employment Agreement, effective as of February 28, 2023, by and between the Company and Kevin G. Shaw (Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request**).

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

NEXTCURE, INC.

Date: March 2, 2023	By:	/s/ Michael Richman
	Name:	Michael Richman
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

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 2, 2023
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 2, 2023
Steven P. Cobourn	(Principal Financial and Accounting Officer)

/s/ David Kabakoff	Chair of the Board	March 2, 2023
David Kabakoff, Ph.D.

/s/ Anne Borgman	Director	March 2, 2023
Anne Borgman, M.D.

/s/ Ellen G. Feigal	Director	March 2, 2023
Ellen G. Feigal, M.D.

/s/ John G. Houston	Director	March 2, 2023
John G. Houston, Ph.D.

/s/ Elaine V. Jones	Director	March 2, 2023
Elaine V. Jones, Ph.D.

/s/ Chau Q. Khuong	Director	March 2, 2023
Chau Q. Khuong

/s/ Garry Nicholson	Director	March 2, 2023
Garry Nicholson

/s/ Stephen Webster	Director	March 2, 2023
Stephen Webster