Form 10-Q
period 2023-03-31
NextCure, Inc.
filed 2023-05-04
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 27,834,911 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$29,973	$26,630
Marketable securities	115,520	133,281
Prepaid expenses and other current assets	3,425	4,072
Total current assets	148,918	163,983
Property and equipment, net	11,185	11,897
Right of use assets	4,865	5,016
Other assets	2,823	3,265
Total assets	$167,791	$184,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,919	$4,270
Accrued liabilities and other liabilities	4,347	4,857
Total current liabilities	6,266	9,127
Lease liabilities, long term	6,450	6,605
Other long-term liabilities	872	899
Total liabilities	13,588	16,631
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; No shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 27,774,536 and 27,774,536 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	432,833	430,755
Accumulated other comprehensive loss	(803)	(1,494)
Accumulated deficit	(277,855)	(261,759)
Total stockholders’ equity	154,203	167,530
Total liabilities and stockholders’ equity	$167,791	$184,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$11,647	$15,024
General and administrative	5,424	5,747
Total operating expenses	17,071	20,771
Loss from operations	(17,071)	(20,771)
Other income, net	975	169
Net loss	$(16,096)	$(20,602)
Net loss per common share - basic and diluted	$(0.58)	$(0.74)
Weighted-average shares outstanding - basic and diluted	27,774,536	27,708,768
Comprehensive loss:
Net loss	$(16,096)	$(20,602)
Unrealized gain (loss) on marketable securities	691	(1,536)
Total comprehensive loss	$(15,405)	$(22,138)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax $0	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203

	Three Months Ended March 31, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,096)	$(20,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	960	1,058
Amortization of premiums and discounts on marketable securities	82	1,039
Stock-based compensation	2,078	2,628
Noncash operating lease expense	150	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,089	620
Accounts payable	(2,351)	859
Accrued liabilities and other liabilities	(551)	(1,049)
Lease liabilities	(113)	—
Other long-term liabilities	(27)	—
Net cash used in operating activities	(14,779)	(15,447)
Cash flows from investing activities:
Sales and maturities of marketable securities	49,773	14,007
Purchases of marketable securities	(31,403)	—
Purchases of property and equipment	(248)	(305)
Net cash provided by investing activities	18,122	13,702
Cash flows from financing activities:
Proceeds from exercise of stock options	—	60
Net cash provided by (used in) financing activities	—	60
Net increase (decrease) in cash and cash equivalents	3,343	(1,685)
Cash and cash equivalents – beginning of period	26,630	12,376
Cash and cash equivalents – end of period	$29,973	$10,691
Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$23

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2023, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $145.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next twelve months from the issuance of these financial statements. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, the securing of which cannot be assured.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Basis of Presentation

The unaudited condensed financial statements include the accounts of the Company and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto in the Annual Report.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

3. Marketable Securities

Marketable securities consist of the following:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$104,701	$10	$(781)	$103,930
U.S. Government agencies	11,622	2	(34)	11,590
Total	$116,323	$12	$(815)	$115,520

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$133,163	$—	$(1,457)	$131,706
U.S. Government agencies	1,612	—	(37)	1,575
Total	$134,775	$—	$(1,494)	$133,281

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended March 31, 2023 and 2022, respectively, the Company recorded $0 and $2,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of March 31, 2023, the Company had investments with a total fair market value

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

of $99.2 million in an unrealized loss position, of which $52.0 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that the prevailing high interest rates were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of March 31, 2023:

	March 31, 2023
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$81,747	$81,051
Between 1 to 2 years	34,576	34,469
Total investments available-for-sale	$116,323	$115,520

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$15,434	$15,434	$—	$—
Marketable securities:
Corporate bonds	103,930	—	103,930	—
U.S. Government agencies	11,590	—	11,590	—
Total	$130,954	$15,434	$115,520	$—

	December 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,782	$6,782	$—	$—
Marketable securities:
Corporate bonds	131,706	—	131,706	—
U.S. Government agencies	1,575	—	1,575	—
Total	$140,063	$6,782	$133,281	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2023.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Leases

The Company's lease portfolio consists of office space and laboratory facilities. All of the Company's leases are classified as operating leases. The terms of the Company's lease agreements currently extend through March 2030 and provide the Company with an option for a five-year extension. Under the terms of the leases, the Company pays base annual rent subject to fixed dollar increases each year and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and considers renewal options that the Company is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities in accordance with ASC 842. The leases do not require variable lease payments or residual value guarantees and do not contain restrictive covenants.

The leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $272,000 for the three months ended March 31, 2023. Operating cash flows used for operating leases during the three months ended March 31, 2023 were $246,000. As of March 31, 2023, the weighted-average remaining lease term was 7.0 years, and the weighted average discount rate was 7.46%.

Rent expense under operating leases was $248,000 for the three months ended March 31, 2022.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2023	$787
2024	1,127
2025	1,214
2026	1,355
2027	1,396
Thereafter	3,295
Total future minimum payments	9,174
Less: present value discount	(2,165)
Present value of lease liabilities	$7,009

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of March 31, 2023, 1,996,867 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2022	5,262,179	$11.44	7.6	$115
Granted	1,859,750	$1.55	—	—
Exercised	—	$—	—	—
Forfeited	(91,769)	$4.32	—	—
Outstanding as of March 31, 2023	7,030,160	$8.92	8.0	$136
Exercisable as of March 31, 2023	3,242,038	$12.45	6.6	$135
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2023 and December 31, 2022.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2023 was $1.11 using the Black-Scholes option pricing model. There were no stock options exercised during the three months ended March 31, 2023. As of March 31, 2023, there was $14.3 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.2 years.

The aggregate grant date fair value of stock options vested during the three months ended March 31, 2023 and 2022 was approximately $2.9 million and $3.5 million, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Research and development	$722	$768
General and administrative	1,356	1,860
Total stock-based compensation expense	$2,078	$2,628

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2023		2022
Expected term	6.1	years	6.1	years
Expected volatility	81.4%		79.7%
Risk free interest rate	3.6 - 4.1%		1.8 - 2.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for certain employees of the Company to purchase shares of Company stock at a discounted price. As of March 31, 2023 49,583 shares of common stock had been issued pursuant to the ESPP and 741,097 shares were reserved for future issuance thereunder.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	March 31,

	2023	2022
Net loss (Numerator):
Net loss - basic and diluted	$(16,096)	$(20,602)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,774,536	27,708,768
Loss per share - basic and diluted	$(0.58)	$(0.74)

For the three months ended March 31, 2023 and 2022, all shares of options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Outstanding options to purchase common stock	7,030,160	5,638,992

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

9. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.) (the “Ye Zhou action”). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended, with respect to statements made regarding the Company’s NC318 product candidate and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and discovery is stayed pending resolution of that motion.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. On May 17, 2021, the Court granted the parties’ joint motion to stay the derivative lawsuit pending resolution of the defendants’ motion to dismiss filed in respect of the Ye Zhou action.

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA (the “Immunaccel action”). The lawsuit alleges that the Company misappropriated certain trade secrets belonging to Immunaccel related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleged two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act.  The Company filed a motion to dismiss the complaint on April 22, 2022.  In response to the Company’s motion to dismiss, Immunaccel filed an amended complaint on June 21, 2022 (“Amended Complaint”). The Amended Complaint added as parties to the Immunaccel action Screen Therapeutics LLC (“Screen”), an affiliate entity of Immunaccel, and the Company’s CEO, Michael Richman, in his capacity as an individual. The Amended Complaint alleges that Mr. Richman breached certain contractual and fiduciary duties owed to Screen due to Mr. Richman’s prior relationship as an investor in, and purported advisor to, Screen. The Amended Complaint alleges four causes of action for breach of contract against Mr. Richman and three related causes of action against Mr. Richman for breach of fiduciary duty, unjust enrichment, and fraudulent misrepresentation.  In addition to two trade secrets causes of action similar to those previously alleged against the Company, the Amended Complaint also alleges that the Company tortiously interfered with the contracts between Mr. Richman and Screen and that the Company aided and abetted the alleged breach of fiduciary duty by Mr. Richman. The Amended Complaint seeks unspecified monetary damages, a permanent injunction and other miscellaneous relief.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our “2022 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the continued impacts of the COVID-19 pandemic (including the emergence of variant strains) on our business, including our clinical trials, third parties on which we rely and our operations; positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and no products approved for commercial sale; our history of significant losses; our need to obtain additional financing; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2022 Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through March 31, 2023, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended March 31, 2023 and 2022, was $16.1 million and $20.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $277.9 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $145.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur substantial expenses relating to our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, our ongoing Phase 1/2 clinical trial for NC762, our ongoing Phase 1 clinical trial for NC525, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, discovery efforts, research activities, and development and testing of our product candidates:

●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf, such as our license agreement with Yale University;

●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs, including payroll and stock based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent and other facility related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

We anticipate that our general and administrative expenses will increase during the next few years as a result of staff expansion, additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Operating expenses:
Research and development	$11,647	$15,024	$(3,377)
General and administrative	5,424	5,747	(323)
Loss from operations	(17,071)	(20,771)	3,700
Other income, net	975	169	806
Net loss	$(16,096)	$(20,602)	$4,506

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Change
External research and development expenses:
NC410	$1,300	$1,772	$(472)
NC762	901	985	(84)
NC525	462	1,600	(1,138)
Other programs and preclinical development	2,843	4,826	(1,983)
Total external research and development expenses	5,506	9,183	(3,677)
Total internal research and development expenses	6,141	5,841	300
Total research and development expenses	$11,647	$15,024	$(3,377)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2023 decreased $3.4 million, or 22.5% compared to the three months ended March 31, 2022, as lower external research and development expenses were partially offset by higher internal research and development expenses, primarily higher personnel costs. The lower external research and development costs were largely attributable to the decision to discontinue clinical development of NC318 announced in the fourth quarter of 2022 and lower costs associated with NC525, as this program initiated a phase 1 trial in February 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 decreased by $0.3 million compared to the three months ended March 31, 2022. The decrease was primarily due to lower stock compensation expense and lower professional services expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2023 increased by $0.8 million compared to the three months ended March 31, 2022, due to higher interest income as a result of higher interest rates on our investments.

Liquidity and Capital Resources

We have financed our operations primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020 (the “Lilly Agreement”). On May 13, 2019, we closed our IPO, in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for net offering proceeds to us of approximately $77.0 million after deducting underwriting discounts and commissions and offering expenses. On November 19, 2019, we completed an underwritten public offering in which we sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at a public offering price of $36.75. Net offering proceeds to us were approximately $160.9 million after deducting underwriting discounts and commissions and offering expenses. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash and cash equivalents are held in money market funds.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $145.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(14,779)	$(15,447)
Investing activities	18,122	13,702
Financing activities	—	60
Net increase (decrease) in cash and cash equivalents	$3,343	$(1,685)

Net Cash Used in Operating Activities

Net cash used in operating activities was $14.8 million for the three months ended March 31, 2023, which was primarily the result of our net loss of $16.1 million and a $2.0 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.0 million and stock-based compensation of $2.1 million. Net cash used in operating activities was $15.4 million for the three months ended March 31, 2022, which was primarily the result of our net loss of $20.6 million, partially offset by non-cash charges for depreciation and amortization of $1.1 million, amortization of premiums and discounts on marketable securities of $1.0 million, and stock-based compensation of $2.6 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $18.1 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $18.4 million, partially offset by purchases of property and equipment of $0.2 million. Net cash provided by investing activities for the three months ended March 31, 2022 was $13.7 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $14.0 million, partially offset by purchases of property and equipment of $0.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2023. Net cash provided by financing activities was $60 thousand for the three months ended March 31, 2022, which was due to the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2023, as compared to those disclosed in our 2022 Annual Report.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies reported in our 2022 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

10.1	Sixth Amendment to Lease Agreement, dated April 19, 2023, by and between the Company and ARE-8000/9000-10000 Virginia Manor, LLC.

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: May 4, 2023	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer