Form 10-Q
period 2023-06-30
NextCure, Inc.
filed 2023-08-03
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 27,839,968 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,019	$26,630
Marketable securities	108,604	133,281
Prepaid expenses and other current assets	4,676	4,072
Total current assets	135,299	163,983
Property and equipment, net	10,511	11,897
Right of use assets	4,712	5,016
Other assets	2,858	3,265
Total assets	$153,380	$184,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,813	$4,270
Accrued liabilities and other liabilities	5,007	4,857
Total current liabilities	7,820	9,127
Lease liabilities, long term	6,287	6,605
Other long-term liabilities	843	899
Total liabilities	14,950	16,631
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; No shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 27,839,968 and 27,774,536 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	435,041	430,755
Accumulated other comprehensive loss	(925)	(1,494)
Accumulated deficit	(295,714)	(261,759)
Total stockholders’ equity	138,430	167,530
Total liabilities and stockholders’ equity	$153,380	$184,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,447	$12,825	$25,094	$27,849
General and administrative	5,711	5,303	11,135	11,050
Total operating expenses	19,158	18,128	36,229	38,899
Loss from operations	(19,158)	(18,128)	(36,229)	(38,899)
Other income, net	1,299	208	2,274	377
Net loss	$(17,859)	$(17,920)	$(33,955)	$(38,522)
Net loss per common share - basic and diluted	$(0.64)	$(0.65)	$(1.22)	$(1.39)
Weighted-average shares outstanding - basic and diluted	27,828,741	27,744,762	27,801,788	27,726,864
Comprehensive loss:			.
Net loss	$(17,859)	$(17,920)	$(33,955)	$(38,522)
Unrealized gain (loss) on marketable securities	(122)	(141)	569	(1,677)
Total comprehensive loss	$(17,981)	$(18,061)	$(33,386)	$(40,199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax $0	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203
Stock-based compensation	—	—	2,125	—	—	2,125
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	60,375	—	78	—	—	78
Unrealized loss on marketable securities, net of tax $0	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(17,859)	(17,859)
Balance as of June 30, 2023	27,839,968	$28	$435,041	$(925)	$(295,714)	$138,430

	Six Months Ended June 30, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936
Stock-based compensation	—	—	2,242	—	—	2,242
Exercise of stock options	6,255	—	6	—	—	6
Issuance of shares under ESPP	17,427	—	73	—	—	73
Unrealized loss on marketable securities, net of tax $0	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(17,920)	(17,920)
Balance as of June 30, 2022	27,748,844	$28	$426,056	$(2,340)	$(225,548)	$198,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,955)	$(38,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,914	2,096
Amortization of premiums and discounts on marketable securities	(114)	1,906
Stock-based compensation	4,203	4,870
Noncash operating lease expense	282	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(175)	540
Accounts payable	(1,457)	330
Accrued liabilities and other liabilities	150	(1,156)
Lease liabilities	(318)	—
Other long-term liabilities	(56)	—
Net cash used in operating activities	(29,526)	(29,936)
Cash flows from investing activities:
Sales and maturities of marketable securities	87,048	54,231
Purchases of marketable securities	(61,688)	(7,889)
Purchases of property and equipment	(528)	(719)
Net cash provided by investing activities	24,832	45,623
Cash flows from financing activities:
Proceeds from exercise of stock options	5	66
Proceeds from shares issued under ESPP	78	73
Net cash provided by financing activities	83	139
Net increase (decrease) in cash and cash equivalents	(4,611)	15,826
Cash and cash equivalents – beginning of period	26,630	12,376
Cash and cash equivalents – end of period	$22,019	$28,202
Supplemental disclosures of cash flow information:
Cash paid for interest	$42	$46

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2023, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $130.6 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements. The Company intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, the securing of which cannot be assured.

2. Summary of Significant Accounting Policies

The following significant accounting policy is in addition to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Collaboration Arrangements

The Company assesses whether collaboration agreements are subject to Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements ("ASC 808"), based on whether they involve joint operating activities involving two or more parties that are active participants in the activity and are exposed to significant risks and rewards dependent on the commericla success of the activities.

A collaborative arrangement within the scope of ASC 808 may be partially (or entirely) within the scope of other guidance (including ASC 606). The Company evaluates the individual units of account (e.g., components) within a collaborative arrangement to assess the appropriate recognition and measurement. The Company accounts for components of a collaborative arrangement that are within the scope of other ASC guidance following the relevant provisions of that guidance rather than the guidance provided in ASC 808.

ASC 808 states that a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer for a distinct good or service (i.e., a unit of account). That is, the Company is required to apply the unit-of-

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

account guidance in ASC 606 to determine the distinct components of a collaborative arrangement. If the counterparty is a customer for that distinct good or service (or bundle of goods and/or services), it is accounted for under ASC 606. For units of account that are in the scope of ASC 606, all of the guidance in ASC 606 applies, including the guidance on recognition, measurement, presentation and disclosure.

The Company accounts for collaborative arrangements or components of collaborative arrangements that are outside the scope of other guidance by analogy to the authoritative accounting literature or, if there is no appropriate analogy, by using a reasonable, rational and consistently applied accounting policy election.  When evaluating an appropriate analogy to other accounting guidance or an accounting policy for a collaborative arrangement, the Company assesses the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement.  The Company recognizes the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC 730, Research and Development, and records reimbursements from counterparties as an offset to the related research and development costs.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Marketable Securities

Marketable securities consist of the following:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$79,560	$—	$(765)	$78,795
U.S. Treasury and Government agencies	29,969	—	(160)	29,809
Total	$109,529	$—	$(925)	$108,604

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$133,163	$—	$(1,457)	$131,706
U.S. Treasury and Government agencies	1,612	—	(37)	1,575
Total	$134,775	$—	$(1,494)	$133,281

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended June 30, 2023 and 2022, respectively, the Company recorded $0 and $7,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.  For the six months ended June 30, 2023 and 2022, respectively, the Company recorded $0 and $9,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of June 30, 2023, the Company had investments with a total fair market value of $102.2 million in an unrealized loss position, of which $19.4 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that the prevailing high interest rates were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of June 30, 2023:

	June 30, 2023
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$87,681	$86,986
Between 1 to 2 years	21,848	21,618
Total investments available-for-sale	$109,529	$108,604

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$13,310	$13,310	$—	$—
Marketable securities:
Corporate bonds	78,795	—	78,795	—
U.S. Treasury and Government agencies	29,809	—	29,809	—
Total	$121,914	$13,310	$108,604	$—

	December 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,782	$6,782	$—	$—
Marketable securities:
Corporate bonds	131,706	—	131,706	—
U.S. Treasury and Government agencies	1,575	—	1,575	—
Total	$140,063	$6,782	$133,281	$—

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2023.

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

The leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $272,000 and $544,000 for the three and six months ended June 30, 2023, respectively. Operating cash flows used for operating leases during the three and six months ended June 30, 2023 were $266,000 and $512,000, respectively. As of June 30, 2023, the weighted-average remaining lease term was 6.75 years, and the weighted average discount rate was 7.47%.

Rent expense under operating leases was $243,000 and $491,000 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2023	$536
2024	1,127
2025	1,214
2026	1,355
2027	1,396
Thereafter	3,295
Total future minimum payments	8,923
Less: present value discount	(2,050)
Present value of lease liabilities	$6,873

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of June 30, 2023, 1,900,046 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2022	5,262,179	$11.44	7.6	$115
Granted	2,059,250	$1.55	—	—
Exercised	(5,057)	$0.99	—	—
Forfeited	(194,448)	$4.67	—	—
Outstanding as of June 30, 2023	7,121,924	$8.77	7.8	$720
Exercisable as of June 30, 2023	3,573,758	$12.31	6.5	$232
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2023 and December 31, 2022.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2023 was $1.12 using the Black-Scholes option pricing model. There were 5,057 stock options exercised during the six months ended June 30, 2023. As of June 30, 2023, there was $12.2 million of total unrecognized compensation expense

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.1 years.

The aggregate grant date fair value of stock options vested during the six months ended June 30, 2023 and 2022 was approximately $5.3 million and $6.9 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$741	$728	$1,463	$1,496
General and administrative	1,384	1,514	2,740	3,374
Total stock-based compensation expense	$2,125	$2,242	$4,203	$4,870

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2023		2022
Expected term	6.1	years	5.5 - 6.1	years
Expected volatility	81.4%		79.7%
Risk free interest rate	3.5 - 4.1%		1.8 - 3.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of June 30, 2023 109,958 shares of common stock had been issued pursuant to the ESPP and 680,722 shares were reserved for future issuance thereunder.

7. Collaboration Agreements

Collaboration Agreement with LegoChem Biosciences, Inc. (“LegoChem”)

In November 2022, the Company entered into a Research Collaboration and Co-Development Agreement (“Agreement”) with LegoChem to develop up to three antibody drug conjugates.  Under the terms of the Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration consists of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it.  Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LegoChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LegoChem.  If and when a co-development product becomes commercialized, the Company and LegoChem would equally share in the profits.  There are no implied licenses or other rights created under this Agreement after designation of a co-development product.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Effective April 1, 2023, the parties designated the initial co-development product under the Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the Agreement.

Given the involvement by both parties under this Agreement, management assessed the criteria under ASC 808 to determine if such agreement is within the scope of ASC 808. Based on the terms of the Agreement, the Company concluded that the Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company and LegoChem are active participants in the activities associated with the Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of June 30, 2023, there is only one co-development product that is in the early stages of development and costs incurred have not been material. .

8. Net Loss Per Share Attributable to Common Stockholders

The computation of basic loss per share is based on the weighted-average number of common shares outstanding, without consideration for dilutive common stock equivalents. The computation of diluted loss per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares, which include shares that may be issued under the 2015 Plan and 2019 Plan, as determined using the treasury stock method.

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss (Numerator):
Net loss - basic and diluted	$(17,859)	$(17,920)	$(33,955)	$(38,522)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,828,741	27,744,762	27,801,788	27,726,864
Loss per share - basic and diluted	$(0.64)	$(0.65)	$(1.22)	$(1.39)

For the three and six months ended June 30, 2023 and 2022, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Outstanding options to purchase common stock	7,121,924	5,381,280

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six month periods ended June 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and research and development credit carryforwards that can be used to reduce future income taxes. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of losses and credits attributable to periods before the change and could result in a reduction in the total losses and credits available.

10. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.) (the “Ye Zhou Action”). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), with respect to statements made regarding the Company’s NC318 product candidate and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and on July 12, 2023 the court issued a memorandum opinion and order granting defendants’ motion to dismiss against all counts of the consolidated amended complaint.  On July 13, 2023, judgement on behalf of Company and the other named defendants was entered, and the case for the Ye Zhou Action was closed by the court. Plaintiffs in the Ye Zhou Action have until August 11, 2023 to file a Notice of Appeal with the court should they desire to appeal the order granting defendant’s motion to dismiss.

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754 (the “Liu Action”), alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act and the Securities Act. The complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. On May 17, 2021, the Court granted the parties’ joint motion to stay the Liu Action pending resolution of the defendants’ motion to dismiss filed in respect of the Ye Zhou Action. On August 1, 2023, Company filed a notice with the court in the Liu Action advising of the result of the motion to dismiss an entry of judgement in the Ye Zhou Action.  The parties will be meeting and conferring to establish jointly a litigation schedule for the Liu Action, and it is unknown at this time when substantive litigation activity will recommence in the Liu Action.

The Company intends to vigorously defend the Liu Action and any appeal of the Ye Zhou Action (if filed). Based on the Company’s assessment of the facts underlying these claims, the uncertainty of litigation, and the preliminary stage

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

of these cases, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On December 14, 2021, a purported misappropriation of certain trade secrets lawsuit was filed in Federal District Court for the District of Delaware, styled Immunaccel, LLC v. NextCure, Inc., Case No. 1:21-cv-01755-UNA (the “Immunaccel Action”). The lawsuit’s original complaint alleged that the Company misappropriated certain trade secrets belonging to Immunaccel, LLC (“Immunaccel”) related to a drug discovery and screening platform named IMMUNE 3D. The complaint alleged two causes of action, one under the Delaware Uniform Trade Secrets Act and another under the Federal Defend Trade Secrets Act.  The Company filed a motion to dismiss the original complaint on April 22, 2022.  In response to the Company’s motion to dismiss, Immunaccel filed an amended complaint on June 21, 2022 (“Amended Complaint”). The Amended Complaint added as parties to the Immunaccel Action Screen Therapeutics LLC (“Screen”), an affiliate entity of Immunaccel, and the Company’s CEO, Michael Richman, in his capacity as an individual. The Amended Complaint alleged that Mr. Richman breached certain contractual and fiduciary duties owed to Screen due to Mr. Richman’s prior relationship as an investor in, and purported advisor to, Screen. The Amended Complaint alleged four causes of action for breach of contract against Mr. Richman and three related causes of action against Mr. Richman for breach of fiduciary duty, unjust enrichment, and fraudulent misrepresentation.  In addition to two trade secrets causes of action similar to those previously alleged in the original complaint against the Company, the Amended Complaint also alleged that the Company tortiously interfered with the contracts between Mr. Richman and Screen and that the Company aided and abetted the alleged breach of fiduciary duty by Mr. Richman. The Company and Mr. Richman each separately filed separate motions to dismiss the Amended Complaint on August 5, 2022, jointly seeking to dismiss all claims asserted against them by the plaintiffs.  The Immunaccel Action was dismissed with prejudice by the court on June 21, 2023 following the Company, Mr. Richman, Screen, and Immunaccel settling all claims, including any unpleaded claims and counterclaims, relating to the Immunaccel Action.  The settlement and any agreements entered into in connection therewith are not material to the Company.

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

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and not having any products approved for commercial sale; our history of significant losses; our need to obtain additional financing; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2022 Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

Overview

We are a clinical-stage biopharmaceutical company committed to discovering and developing novel, first-in-class immunomedicines to treat cancer and other immune-related diseases by restoring normal immune function. We view the immune system holistically and, rather than target one specific immune cell type, we focus on understanding biological pathways, the interactions of cells and the role each interaction plays in an immune response. Through our proprietary FIND-IO, platform, we study various immune cells to discover and understand targets and structural components of immune cells and their functional impact in order to develop immunomedicines. We are focused on patients who do not respond to current therapies, patients whose cancer progresses despite treatment and patients with cancer types not adequately addressed by available therapies. We are committed to discovering and developing first-in-class immunomedicines, which are immunomedicines that use new or unique mechanisms of action to treat a medical condition.

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

Our product candidate NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. In February 2023 we initiated a Phase 1 trial for

NC525 to evaluate the safety and preliminary efficacy of NC525 in AML, high-risk myelodysplastic syndrome, and chronic myelomonocytic leukemia (CMML).

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through June 30, 2023, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended June 30, 2023 and 2022, was $17.9 million and $17.9 million, respectively. Our net loss for the six months ended June 30, 2023 and 2022, was $34.0 million and $38.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $295.7 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $130.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, discovery efforts, research activities, and development and testing of our product candidates:

●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

We anticipate that our general and administrative expenses will increase during the next few years as a result of staff costs, additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$13,447	$12,825	$622	$25,094	$27,849	$(2,755)
General and administrative	5,711	5,303	408	11,135	11,050	85
Loss from operations	(19,158)	(18,128)	(1,030)	(36,229)	(38,899)	2,670
Other income, net	1,299	208	1,091	2,274	377	1,897
Net loss	$(17,859)	$(17,920)	$61	$(33,955)	$(38,522)	$4,567

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
External research and development expenses:
NC410	$2,511	$1,548	$963	$3,810	$3,321	$489
NC762	1,193	1,160	33	2,095	2,144	(49)
NC525	881	751	130	1,343	2,351	(1,008)
Other programs and preclinical development	2,734	3,745	(1,011)	5,577	8,572	(2,995)
Total external research and development expenses	7,319	7,204	115	12,825	16,388	(3,563)
Total internal research and development expenses	6,128	5,621	507	12,269	11,461	808
Total research and development expenses	$13,447	$12,825	$622	$25,094	$27,849	$(2,755)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2023 increased $0.6 million, or 5% compared to the three months ended June 30, 2022, primarily due to higher costs associated with our ongoing Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers).

Research and development expenses for the six months ended June 30, 2023 decreased $2.8 million, or 10% compared to the six months ended June 30, 2022, primarily due to the decision to discontinue clinical development of NC318 announced in the fourth quarter of 2022 and lower costs associated with NC525, as this program initiated a phase 1 trial in February 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 increased by $0.4 million compared to the three months ended June 30, 2022. The increase was primarily due to higher payroll and legal costs partially offset by lower stock compensation expense and lower insurance costs..

General and administrative expenses for the six months ended June 30, 2023 increased by $0.1 million compared to the six months ended June 30, 2022. The increase was primarily due to higher payroll and legal costs partially offset by lower insurance costs.

Other Income, Net

Other income, net for the three months ended June 30, 2023 increased by $1.1 million compared to the three months ended June 30, 2022, due to higher interest income as a result of higher interest rates and lower amortization on our investments.

Other income, net for the six months ended June 30, 2023 increased by $1.9 million compared to the six months ended June 30, 2022, due to higher interest income as a result of higher interest rates and lower amortization on our investments.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $130.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(29,526)	$(29,936)
Investing activities	24,832	45,623
Financing activities	83	139
Net increase (decrease) in cash and cash equivalents	$(4,611)	$15,826

Net Cash Used in Operating Activities

Net cash used in operating activities was $29.5 million for the six months ended June 30, 2023, which was primarily the result of our net loss of $34.0 million and a $1.9 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.9 million and stock-based compensation of $4.2 million. Net cash used in operating activities was $29.9 million for the six months ended June 30, 2022, which was primarily due to our net loss of $38.5 million, partially offset by non-cash charges for depreciation and amortization of $2.1 million, amortization of premiums and discounts on marketable securities of $1.9 million, and stock-based compensation of $4.9 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $24.8 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $25.4 million, partially offset by purchases of property and equipment of $0.5 million. Net cash provided by investing activities for the six months ended June 30, 2022 was $45.6 million, which was primarily due to net proceeds from marketable securities of $46.3 million, partially offset by purchases of property and equipment of $0.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2023 representing sales of our stock under the Employee Stock Purchase Plan (ESPP) and the exercise of stock options. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2022, representing sales of our stock under the Employee Stock Purchase Plan (ESPP) and the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2023, as compared to those disclosed in our 2022 Annual Report.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies reported in our 2022 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Bylaws of NextCure, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

31.1	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: August 3, 2023	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer