Form 10-Q
period 2023-09-30
NextCure, Inc.
filed 2023-11-02
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of October 30, 2023, the registrant had 27,903,027 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,519	$26,630
Marketable securities	98,687	133,281
Prepaid expenses and other current assets	4,478	4,072
Total current assets	122,684	163,983
Property and equipment, net	9,844	11,897
Right of use assets	4,557	5,016
Other assets	2,854	3,265
Total assets	$139,939	$184,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,602	$4,270
Accrued liabilities and other liabilities	3,950	4,857
Total current liabilities	6,552	9,127
Lease liabilities, long term	6,120	6,605
Other long-term liabilities	815	899
Total liabilities	13,487	16,631
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; No shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 27,839,968 and 27,774,536 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	437,042	430,755
Accumulated other comprehensive loss	(603)	(1,494)
Accumulated deficit	(310,015)	(261,759)
Total stockholders’ equity	126,452	167,530
Total liabilities and stockholders’ equity	$139,939	$184,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,010	$13,528	$36,104	$41,377
General and administrative	4,608	5,711	15,743	16,761
Total operating expenses	15,618	19,239	51,847	58,138
Loss from operations	(15,618)	(19,239)	(51,847)	(58,138)
Other income, net	1,317	328	3,591	705
Net loss	$(14,301)	$(18,911)	$(48,256)	$(57,433)
Net loss per common share - basic and diluted	$(0.51)	$(0.68)	$(1.73)	$(2.07)
Weighted-average shares outstanding - basic and diluted	27,839,968	27,748,844	27,814,655	27,734,271
Comprehensive loss:			.
Net loss	$(14,301)	$(18,911)	$(48,256)	$(57,433)
Unrealized gain (loss) on marketable securities	322	(56)	891	(1,733)
Total comprehensive loss	$(13,979)	$(18,967)	$(47,365)	$(59,166)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax $0	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203
Stock-based compensation	—	—	2,125	—	—	2,125
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	60,375	—	78	—	—	78
Unrealized loss on marketable securities, net of tax $0	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(17,859)	(17,859)
Balance as of June 30, 2023	27,839,968	$28	$435,041	$(925)	$(295,714)	$138,430
Stock-based compensation	—	—	2,001	—	—	2,001
Unrealized gain on marketable securities, net of tax $0	—	—	—	322	—	322
Net loss	—	—	—	—	(14,301)	(14,301)
Balance as of September 30, 2023	27,839,968	$28	$437,042	$(603)	$(310,015)	$126,452

	Nine Months Ended September 30, 2022

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	2,628	—	—	2,628
Exercise of stock options	44,165	—	60	—	—	60
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1,536)	—	(1,536)
Net loss	—	—	—	—	(20,602)	(20,602)
Balance as of March 31, 2022	27,725,162	$28	$423,735	$(2,199)	$(207,628)	$213,936
Stock-based compensation	—	—	2,242	—	—	2,242
Exercise of stock options	6,255	—	6	—	—	6
Issuance of shares under ESPP	17,427	—	73	—	—	73
Unrealized loss on marketable securities, net of tax $0	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(17,920)	(17,920)
Balance as of June 30, 2022	27,748,844	$28	$426,056	$(2,340)	$(225,548)	$198,196
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized loss on marketable securities, net of tax $0	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(18,911)	(18,911)
Balance as of September 30, 2022	27,748,844	$28	$428,368	$(2,396)	$(244,459)	$181,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,256)	$(57,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,860	3,117
Amortization of premiums and discounts on marketable securities	(432)	2,594
Stock-based compensation	6,204	7,182
Noncash operating lease expense	426	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	38	234
Accounts payable	(1,668)	(95)
Accrued liabilities and other liabilities	(907)	(536)
Lease liabilities	(485)	—
Other long-term liabilities	(84)	—
Net cash used in operating activities	(42,304)	(44,937)
Cash flows from investing activities:
Sales and maturities of marketable securities	97,605	78,029
Purchases of marketable securities	(61,688)	(13,267)
Purchases of property and equipment	(807)	(1,251)
Net cash provided by investing activities	35,110	63,511
Cash flows from financing activities:
Proceeds from exercise of stock options	5	66
Proceeds from shares issued under ESPP	78	73
Net cash provided by financing activities	83	139
Net increase (decrease) in cash and cash equivalents	(7,111)	18,713
Cash and cash equivalents – beginning of period	26,630	12,376
Cash and cash equivalents – end of period	$19,519	$31,089
Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$68

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2023, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $118.2 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.

2. Summary of Significant Accounting Policies

The following significant accounting policy is in addition to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Collaboration Arrangements

The Company assesses whether collaboration agreements are subject to Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements ("ASC 808"), based on whether they involve joint operating activities involving two or more parties that are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activities.

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

ASC 808 states that a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer for a distinct good or service (i.e., a unit of account). That is, the Company is required to apply the unit-of-account guidance in ASC 606 to determine the distinct components of a collaborative arrangement. If the counterparty is a customer for that distinct good or service (or bundle of goods and/or services), it is accounted for under ASC 606. For

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

units of account that are in the scope of ASC 606, all of the guidance in ASC 606 applies, including the guidance on recognition, measurement, presentation and disclosure.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Marketable Securities

Marketable securities consist of the following:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$72,232	$—	$(473)	$71,759
U.S. Treasury and Government agencies	27,058	—	(130)	26,928
Total	$99,290	$—	$(603)	$98,687

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$133,163	$—	$(1,457)	$131,706
U.S. Treasury and Government agencies	1,612	—	(37)	1,575
Total	$134,775	$—	$(1,494)	$133,281

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended September 30, 2023 and 2022, respectively, the Company recorded $0 and $7,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.  For the nine months ended September 30, 2023 and 2022, respectively, the Company recorded $0 and $9,000 in realized gains on available-for-sale securities, which is included in other income, net on the condensed statements of operations.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of September 30, 2023, the Company had investments with a total fair market value of $98.7 million in an unrealized loss position, of which $18.4 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that the prevailing high interest rates were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of September 30, 2023:

	September 30, 2023
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$97,274	$96,695
Between 1 to 2 years	2,016	1,992
Total investments available-for-sale	$99,290	$98,687

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$19,332	$19,332	$—	$—
Marketable securities:
Corporate bonds	71,759	—	71,759	—
U.S. Treasury and Government agencies	26,928	—	26,928	—
Total	$118,019	$19,332	$98,687	$—

	December 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,782	$6,782	$—	$—
Marketable securities:
Corporate bonds	131,706	—	131,706	—
U.S. Treasury and Government agencies	1,575	—	1,575	—
Total	$140,063	$6,782	$133,281	$—

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2023.

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

Operating lease expense was $272,000 and $816,000 for the three and nine months ended September 30, 2023, respectively. Operating cash flows used for operating leases during the three and nine months ended September 30, 2023 were $245,000 and $757,000, respectively. As of September 30, 2023, the weighted-average remaining lease term was 6.50 years, and the weighted average discount rate was 7.46%.

Rent expense under operating leases was $248,000 and $739,000 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2023	$276
2024	1,127
2025	1,214
2026	1,355
2027	1,396
Thereafter	3,295
Total future minimum payments	8,663
Less: present value discount	(1,907)
Present value of lease liabilities	$6,756

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

As of September 30, 2023, 2,108,622 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2022	5,262,179	$11.44	7.6	$115
Granted	2,059,250	$1.55	—	—
Exercised	(5,057)	$0.99	—	—
Forfeited	(403,024)	$5.23	—	—
Outstanding as of September 30, 2023	6,913,348	$8.86	7.5	$79
Exercisable as of September 30, 2023	3,720,545	$12.43	6.3	$79
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2023 and December 31, 2022.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2023 was $1.12 using the Black-Scholes option pricing model. There were 5,057 stock options exercised during the nine months ended September 30, 2023. As of September 30, 2023, there was $9.7 million of total unrecognized

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 1.9 years.

The aggregate grant date fair value of stock options vested during the nine months ended September 30, 2023 and 2022 was approximately $7.2 million and $9.0 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$721	$779	$2,184	$2,274
General and administrative	1,280	1,533	4,020	4,908
Total stock-based compensation expense	$2,001	$2,312	$6,204	$7,182

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

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2023, 109,958 shares of common stock had been issued pursuant to the ESPP and 680,722 shares were reserved for future issuance thereunder.

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

As of September 30, 2023, there is only one co-development product that is in the early stages of development and costs incurred have not been material.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss (Numerator):
Net loss - basic and diluted	$(14,301)	$(18,911)	$(48,256)	$(57,433)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,839,968	27,748,844	27,814,655	27,734,271
Loss per share - basic and diluted	$(0.51)	$(0.68)	$(1.73)	$(2.07)

For the three and nine months ended September 30, 2023 and 2022, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Outstanding options to purchase common stock	6,913,348	5,276,833

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine month periods ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

10. Commitments and Contingencies

Legal Proceedings

On September 21, 2020, a putative stockholder class action was filed in the U.S. District Court for the Southern District of New York styled Ye Zhou v. NextCure, Inc., et. al., Case 1:20-cv-0772 (S.D.N.Y.) (the “Ye Zhou Action”). On February 26, 2021, the Lead Plaintiff filed a consolidated amended complaint that asserts claims against us, certain of our officers and members of our board of directors, and the underwriters in our May 2019 initial public offering and November 2019 underwritten secondary public offering. The complaint alleges that the defendants violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), with respect to statements made regarding the Company’s NC318 product candidate and the FIND-IO platform. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our securities between May 8, 2019 and July 14, 2020. Defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2021, and on July 12, 2023 the court issued a memorandum opinion and order granting defendants’ motion to dismiss against all counts of the consolidated amended complaint.  On July 13, 2023, judgement on behalf of Company and the other named defendants was entered and the case for the Ye Zhou Action was closed by the court. No appeals were filed by plaintiffs in the Ye Zhou to contest the district court’s order dismissing all claims in favor of Company.

On March 24, 2021, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the District of Maryland, Southern Division, styled Zach Liu v. Richman et. al., Case:21-cv-00754 (the “Liu Action”), alleging breaches of fiduciary duty by officers and/or directors, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act and the Securities Act. The complaint seeks unspecified damages, attorneys’ fees and costs, declaratory relief, corporate governance changes, and restitution. On May 17, 2021, the Court granted the parties’ joint motion to stay the Liu Action pending resolution of the defendants’ motion to dismiss filed in respect of the Ye Zhou Action. On August 1, 2023, Company filed a notice with the court in the Liu Action advising of the result of the motion to dismiss an entry of judgement in the Ye Zhou Action.  On August 22, 2023, the Liu Action plaintiff filed a stipulation with the court to dismiss voluntarily all claims against Company, and the court in response closed the case for the Liu Action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our “2022 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “should,” “due,” “estimate,” “expect,” “intend,” “hope,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “towards,” “forward,” “later,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC410, NC525, NC762 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC410, NC525, NC762 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	development of patient selection assays and companion or complementary diagnostics for NC410, NC525, NC762 and any other product candidates we develop;
●	our manufacturing capabilities and strategy, including the scalability of our manufacturing methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC410, NC525, NC762 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations for our Functional, Integrated, NextCure Discovery in Immuno-Oncology (“FIND-IO”) platform, including our ability to discover and advance product candidates using our FIND-IO platform;
●	the potential benefits of and our ability to maintain our relationship and collaboration with Yale University;
●	our estimates regarding our expenses, future revenues, capital requirements, our needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	any failure of our information technology systems such as security breaches, loss of data and other disruptions;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and not having any products approved for commercial sale; our history of significant losses; our need and ability to obtain additional financing on acceptable terms or at all; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our FIND-IO platform; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2022 Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

Our product candidate NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of and decoy protein for LAIR-1 and is designed to block immune suppression mediated by LAIR-1.  In June 2020, we initiated a Phase 1/2 clinical trial of NC410 in patients with advanced or metastatic solid tumors. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC410 and determine its pharmacologically active and/or maximum tolerated dose. In October 2022, we announced the initiation of a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in immune checkpoint refractory patients (colorectal, esophageal, endometrial and head and neck cancers) or immune checkpoint naïve solid tumor patients (colorectal and ovarian cancers). We plan to provide an update on the Phase 1b portion of the trial by year end.

Our product candidate NC762 is a monoclonal antibody that binds specifically to human B7 homolog 4 protein, or “B7-H4”, a protein expressed on multiple tumor types. In July 2021, we initiated a Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types. The Phase 1 dose-escalation portion of this open-label trial was designed to evaluate the safety and tolerability of NC762 and determine its pharmacologically active and/or maximum tolerated dose. In November 2022, we announced initial data from the Phase 1 portion of this trial which indicate that NC762 appears to be well tolerated. Safety expansion studies are ongoing with the intent of selecting a recommended Phase 2 dose.  We plan to provide an update on the Phase 1b portion of the trial by year end.

Our product candidate NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia, or “AML”, blast cells and leukemic stem cells, or “LSCs”. Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells, or “HSPCs”. In February 2023 we initiated a Phase 1 trial for NC525 to evaluate the safety and preliminary efficacy of NC525 in AML, high-risk myelodysplastic syndrome, and chronic myelomonocytic leukemia (CMML).  We plan to provide an operational update on the Phase 1a portion of the trial by year end.

In November 2022, the Company entered into a Research Collaboration and Co-Development Agreement (“Agreement”) with LegoChem to develop up to three antibody drug conjugates.  Under the terms of the Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products. In April 2023, the parties designated the initial co-development candidate under the Agreement will target B7-H4.  LNCB74, our first candidate, will utilize a NextCure B7-H4 antibody and LegoChem’s ConjuAll TM ADC technology.  Early Phase 1 data presented in October 2023 by other companies at the European Society for Medical Oncology (ESMO) 2023 Congress demonstrated the efficacy of attacking this target in selected tumor types.

We recently announced two novel preclinical programs, NC605 and NC181.   NC605, an anti-Siglec-15 antibody, preclinical data reported reduced bone loss and enhanced bone quality in mice with osteogenesis imperfecta (OI).  OI is a rare disorder that results in high bone turnover, abnormal bone formation, bone fragility and recurrent fractures. We are evaluating the future development path for this candidate which may include seeking a partner for further development. The second preclinical program, NC181, is a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease (AD).   In preclinical AD animal models, NC181 has demonstrated amyloid clearance, prevention of amyloid deposition, plaque clearance and other important findings.  We are seeking a partner for further development of this candidate.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through September 30, 2023, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended September 30, 2023 and 2022, was $14.3 million and $18.9 million, respectively. Our net loss for the nine months ended September 30, 2023 and 2022, was $48.3 million and $57.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $310.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $118.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur substantial expenses relating to our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, our ongoing Phase 1/2 clinical trial for NC762, our Phase 1 clinical trial for NC525, and other research and development activities. We expect to continue to incur significantly increased costs as a result of operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs, including payroll and stock- based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

We anticipate that our general and administrative expenses will increase during the next few years as a result of staff costs, additional occupancy costs, higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$11,010	$13,528	$(2,518)	$36,104	$41,377	$(5,273)
General and administrative	4,608	5,711	(1,103)	15,743	16,761	(1,018)
Loss from operations	(15,618)	(19,239)	3,621	(51,847)	(58,138)	6,291
Other income, net	1,317	328	989	3,591	705	2,886
Net loss	$(14,301)	$(18,911)	$4,610	$(48,256)	$(57,433)	$9,177

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
External research and development expenses:
NC410	$1,526	$1,465	$61	$5,336	$4,785	$551
NC762	740	1,448	(708)	2,834	3,593	(759)
NC525	1,085	1,124	(39)	2,429	3,475	(1,046)
Other programs and preclinical development	2,035	3,373	(1,338)	7,612	11,944	(4,332)
Total external research and development expenses	5,386	7,410	(2,024)	18,211	23,797	(5,586)
Total internal research and development expenses	5,624	6,118	(494)	17,893	17,580	313
Total research and development expenses	$11,010	$13,528	$(2,518)	$36,104	$41,377	$(5,273)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2023 decreased $2.5 million, or 19% compared to the three months ended September 30, 2022, primarily due to lower costs associated with our Phase 1/2 clinical trial of NC762 in patients with lung cancer, breast cancer, ovarian cancer or potentially other tumor types, as well as lower costs on other programs and preclinical development.

Research and development expenses for the nine months ended September 30, 2023 decreased $5.3 million, or 13% compared to the nine months ended September 30, 2022, primarily due to the decision to discontinue clinical development of NC318 announced in the fourth quarter of 2022 and lower costs associated with NC525, as this program initiated a phase 1 trial in February 2023, and lower costs on other programs and preclinical development.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 decreased by $1.1 million compared to the three months ended September 30, 2022. The increase was primarily due to lower payroll, lower stock compensation expense, lower insurance costs and lower legal costs.

General and administrative expenses for the nine months ended September 30, 2023 decreased by $1.0 million compared to the nine months ended September 30, 2022. The decrease was primarily due to lower stock compensation costs, lower insurance costs and lower professional fees partially offset by higher legal costs.

Other Income, Net

Other income, net for the three months ended September 30, 2023 increased by $1.0 million compared to the three months ended September 30, 2022, due to higher interest income as a result of higher interest rates and lower amortization on our investments.

Other income, net for the nine months ended September 30, 2023 increased by $2.9 million compared to the nine months ended September 30, 2022, due to higher interest income as a result of higher interest rates and lower amortization on our investments.

Liquidity and Capital Resources

We have financed our operations primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020 (the “Lilly Agreement”). On May 13, 2019, we closed our IPO, in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, for net offering proceeds to us of approximately $77.0 million after deducting underwriting discounts and commissions and offering expenses. On November 19, 2019, we completed an underwritten public offering in which we sold 4,077,192 shares of common stock at a public offering price of $36.75 per share. On December 2, 2019, the underwriters exercised in full their option to purchase an additional 611,578 shares of common stock at a public offering price of $36.75. Net offering proceeds to us were approximately $160.9 million after deducting underwriting discounts and commissions and offering expenses. Since inception, we have received aggregate gross proceeds of $164.4 million from the sale and issuance of shares of our preferred stock. In addition, in November 2018, we received an upfront payment of $25.0 million in cash from Lilly pursuant to the Lilly Agreement. Our cash and cash equivalents are held in money market funds.

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. We have not yet sold any shares of our common stock pursuant to the Sales Agreement.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $118.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2025.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(42,304)	$(44,937)
Investing activities	35,110	63,511
Financing activities	83	139
Net increase (decrease) in cash and cash equivalents	$(7,111)	$18,713

Net Cash Used in Operating Activities

Net cash used in operating activities was $42.3 million for the nine months ended September 30, 2023, which was primarily the result of our net loss of $48.3 million and a $3.1 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $2.9 million and stock-based compensation of $6.2 million. Net cash used in operating activities was $44.9 million for the nine months ended September 30, 2022, which was primarily due to our net loss of $57.4 million, partially offset by non-cash charges for depreciation and amortization of $3.1 million, amortization of premiums and discounts on marketable securities of $2.6 million, and stock-based compensation of $7.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $35.1 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $35.9 million, partially offset by purchases of property and equipment of $0.8 million. Net cash provided by investing activities for the nine months ended September 30, 2022 was $63.5 million, which was primarily due to net proceeds from marketable securities of $64.8 million, partially offset by purchases of property and equipment of $1.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2023 representing sales of our stock under the Employee Stock Purchase Plan (ESPP) and the exercise of stock options. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022, representing sales of our stock under the Employee Stock Purchase Plan (ESPP) and the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2023, as compared to those disclosed in our 2022 Annual Report.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies reported in our 2022 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

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

NEXTCURE, INC.

Date: November 2, 2023	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer