Form 10-K
period 2023-12-31
NextCure, Inc.
filed 2024-03-21
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49.2 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 18, 2024, the registrant had 27,903,027 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC410, LNCB74 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC410, LCNB74 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the anticipated benefits of our recently announced prioritization and restructuring plan;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC410, LNCB74 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with Yale University, LegoChem Biosciences, Inc. and other third parties;
●	our ability to retain key personnel;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could result in delays in product development and in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Initial positive trial results and positive results from preclinical studies and early-stage clinical trials may not be predictive or indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could encounter difficulties enrolling patients in our clinical trials due to pandemics or other factors.
●	Because the numbers of subjects in our Phase 1/2 and Phase 1 clinical trials are small, the results from each of these trials, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	We are studying and developing product candidates in combination with other therapies, which exposes us to additional regulatory risks.
●	We depend on data and our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience, as an organization and with our manufacturing facility, is limited.
●	We may be unable to secure sufficient quantities of our product candidates economically, or at the necessary scale, whether through use of a third party, by scaling up our paused manufacturing operations, or by otherwise failing to source adequate supply of our product candidates which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers, their inability to comply with applicable regulatory requirements, or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our product candidates, but we have to-date obtained only a small number of patents from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims, or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	In the future, we may need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We have been and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.
●	If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or have disease progression on, current therapies, through the use of differentiated mechanisms of actions including Antibody-Drug Conjugates (ADCs), antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

We are focusing on our highest-value opportunities:

i)NC410, a LAIR-2 fusion protein that, in combination with pembrolizumab, demonstrated early evidence of clinical activity in colorectal (CRC) and ovarian cancers. We expect several potential catalysts in 2024.

ii)LNCB74, an ADC that is directed to B7-H4, a clinically validated cancer target. Given our internal expertise of B7-H4 coupled with LegoChem Biosciences, Inc’s (LegoChem) ADC technology, we plan for an Investigational New Drug application (IND) in 2024.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline.  We are pausing our internal manufacturing operations and reducing our workforce. In addition, we are seeking to partner our clinical programs NC525 and NC318 and our preclinical non-oncology programs NC605, for chronic bone diseases, and NC181, for Alzheimer’s disease. We project these actions will extend our cash runway into the second half of 2026.

Our Strategy

The crucial elements of our business strategy include the following:

●	Advancing development of NC410 in combination with pembrolizumab (NC410 Combo) based on early evidence of clinical activity.
●	Based on emerging Phase 1b results in ovarian cancer, where NC410 Combo demonstrated an overall response rate (ORR) of 42.8% at the 9-week scan based on 7 evaluable patients, we are in the process of enrolling approximately 18 additional patients in this clinical trial. We plan to present the data from approximately 25 ovarian cancer patients in the second half of 2024.
●	Based on initial Phase 1b results in CRC, where Standard of Care (SOC) has historically shown limited efficacy and short median progression free survival (mPFS), we have completed enrollment of an additional 20 patients with the objective of confirming and enhancing the 10.5% ORR seen in the initial 100 mg cohort of 19 evaluable patients. We plan to provide data on CRC in the second quarter of 2024.
●	Accelerating development of LNCB74, a differentiated ADC focused on B7-H4, a clinically validated target. Building on our strong know-how and previous clinical experience with B7-H4, we have created a new mAb intermediate and combined it with LegoChem’s differentiated ADC technology to create a promising B7-H4 ADC for the treatment of B7-H4 expressing cancers. We plan to file an IND application by year-end 2024.
●	Pursuing partnering of our clinical oncology programs NC525 and NC318 and our non-oncology preclinical programs. Based on our focused and prioritized pipeline, we will seek partnering, licensing, or other strategic approaches for our NC525 and NC318 programs. We also have two novel preclinical candidates, one in the area of chronic bone diseases and the orphan indication for Osteogenesis Imperfecta (OI), and one for the neurodegenerative Alzheimer’s disease, both of which could be IND-ready in the first half of 2025. We will continue to seek partners or other strategic approaches to advance these programs.

Our Fusion Protein Product Candidate: NC410

NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of, and decoy protein for, LAIR-1 that is designed to block immune suppression mediated by LAIR-1.  Early preclinical correlative biomarker work suggests that NC410 has the potential to overcome tumor resistance by remodeling the tumor’s extracellular matrix (ECM) to remove a physical barrier surrounding the tumor to enhance T cell tumor killing.  We have exclusive worldwide rights to NC410.

Mechanism of action

The rationale for moving into a combination trial for NC410 is based on the mechanism of action of NC410, as seen in preclinical modeling and also during the NC410 monotherapy Phase 1 dose escalation study readouts. It has been shown that elevated collagen levels in the ECM, the tissue matrix surrounding the tumor, are associated with resistance to PD-1 and PD-L1 therapies. In non-clinical colorectal models and early-stage monotherapy clinical studies conducted by NextCure, we have demonstrated that NC410 can remodel collagen in the ECM, which enhances T cell infiltration into the tumor.

Collagen Buildup and Density Lead to Resistance ECM Remodeling Leads to Greater Anti-Tumor Function

Tumor cells proliferate and become resistant T cells kill the tumor

This results in immune activation, enhanced immune function in the TME and enhances anti-PD-1 activity in multiple preclinical tumors models. We believe that this may translate to improved responses in patients with immune checkpoint naïve solid tumors.

Our Clinical Development Plan for NC410

We are currently conducting a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck & Co., Inc.’s (Merck) anti-PD-1 therapeutic.  We entered into a supply agreement for KEYTRUDA with Merck (known as MSD outside the United States and Canada) for the trial. Based on clinical responses and biomarker observations, we are focused  on  ovarian cancer and CRC patients who are immune checkpoint inhibitor (ICI) naïve.  The combination has been shown to be well tolerated up to 200 mg of NC410 with Grade 3 or higher Treatment Related Adverse Events of 3.7%.

Ovarian Cancer

In March 2024, we announced evidence of early clinical activity and biomarker observations supporting the proposed mechanism of action for NC410 Combo in relapse/refractory ICI naïve ovarian cancer, with/without active liver metastasis, in 100 mg, and 200 mg cohorts. At data cutoff, there were 7 evaluable patients in these initial cohorts.  Given that this data set is relatively early and a small number, in March 2024 we commenced enrolling an additional 18  patients among the 100 mg and 200 mg cohorts. As of February 23, 2024, the findings of the initial 7 evaluable patients are summarized based on the FDA’s Response evaluation criteria in solid tumors (RECIST) 1.1 guideline in the table below:

Relapsed/Refractory ICI Naïve Ovarian Cancer, 100 mg & 200 mg cohorts

Evaluable Patients as of February 23, 2024	n=7
Overall Response Rate (ORR)	42.8%, n=3
Disease Control Rate (DCR)	42.8%, n=3
Evidence supporting mechanism of action	Observed in biomarker data

From the NC410 Combo Phase 1b patient data (n=7) set as of the cutoff date:

●	3 partial responses (PR) were observed at the initial 9-week scan.
●	1 confirmed PR observed in the 200 mg cohort continues on study beyond 6 months.
●	The 2 PRs at the 100 mg cohort are pending confirmatory scans at week 18.

Biomarker data on blood samples drawn from patients in both the NC410 monotherapy trial and the NC410 combo trial support our hypothesis regarding the mechanism of action (MOA) and activity in PR patients as follows:

●	Decrease in peripheral Granzyme B-expressing CD8+ T cells, which supports our belief of our MOA that NC410 remodels the ECM and allows activated immune cells to infiltrate into the Tumor Microenvironment (TME). Generation of Collagen-derived product (CDP) 4GZ fragments is mediated by Granzyme B-expressing T cells and provides direct evidence of ECM remodeling and correlates with responses.
●	Decrease in peripheral Myeloid-Derived Suppressor Cells reduces suppressive effects and enhances activation of immune cells and anti-tumor activity.
●	Decrease in peripheral CCR7+ DC+ T cells consistent with chemokine guided migration of immune cells to the TME.

Taken together, the data demonstrate that NC410 plays a key role in mediating activation of immune cells and migration to TME through remodeling of the ECM.  We believe NC410 Combo results in anti-tumor activity and clinical responses in patients that are shown to respond poorly to or are resistant to checkpoint inhibitors.

Response rates using ICI therapy, both in mono and combo, in high-grade serous ovarian cancer (HGSOC) are historically low at under 10% ORR with a mPFS of approximately 2 months. Given HGSOC is the most common type of ovarian cancer, we believe an opportunity exists for a clinical path forward in ovarian cancer.

We plan to present the data from the ovarian cancer patients in the second half of 2024.

CRC

In December 2023, we announced that given preliminary anti-tumor activity, additional patients would be added to the 100 mg cohort of patients with microsatellite stable (MSS)/microsatellite instable-low (MSI-L) immune checkpoint inhibitor (ICI) naïve CRC without active liver metastasis (LM-).  There are 19 evaluable patients in this initial cohort and we completed enrollment of an additional 20 patients in January 2024.  As of February 23, 2024, of the initial 19 evaluable patients, findings are summarized based on RECIST 1.1 guideline in the table below:

MSS/MSI-L ICI Naïve CRC, LM-, 100 mg cohort

Evaluable Patients as of February 23, 2024	n=19
Overall Response Rate (ORR)	10.5%, n=2
Disease Control Rate (DCR)	47.3%, n=9
Median Progression Free Survival (mPFS)	8.1 months

From the NC410 combo Phase 1b 19 patient data set as of the cutoff date:

●	All responses were observed at the initial 9-week scan in the 100 mg cohort.
●	Subjects enrolled had a median of 5 lines of prior treatment.
●	The two responders remain as PRs, and continue on study for over 10 months and 5 months, respectively.

We plan to present the data of the CRC patients in the 100 mg cohort who are MSS/MSI-L ICI Naïve CRC at a scientific conference in the second quarter of 2024.

The CRC MSS/MSI-L population is extremely difficult to treat with most agents, including pembrolizumab, showing low single-digit response rates along with a limited mPFS. We believe if we can confirm and enhance the data observed in our initial findings of 19 patients, an opportunity exists for a clinical path forward that will improve the current standard of care.

Our ADC Product Candidate: LNCB74

LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody (mAb) conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both improved safety and efficacy based on the following differentiation:

Antibody – B7-H4 mAb with an Fc modification to protect immune cells to improve safety.

Linker – Cancer-selective payload release via a glucuronidase cleavage that minimizes toxicity in non-tumor cells.

Payload – A Monomethyl auristatin E (MMAE) toxin in a drug-to-antibody ratio (DAR) of 4 and has the advantage to diffuse from the target cell and into surrounding tumor cells for bystander killing.

LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (“LegoChem Agreement”) with LegoChem in which both parties equally share the costs of developing and profits. In April 2023, the parties designated LNCB74 as the first of up to three co-development candidate. To date, we have completed i) pre-clinical experiments in vitro and in vivo demonstrating potent tumor killing, ii) pilot toxicology studies, iii) received pre-IND feedback from the FDA, and iv) we are conducting ongoing activities associated with GLP toxicology studies, GMP manufacturing, and clinical development planning. We expect to file an IND by year-end 2024.

Mechanism of Action

B7-H4 is a cell surface protein expressed on multiple tumor types and shows limited expression in most normal tissues. B7-H4 was initially discovered in 2003 in the Mayo Clinic lab of our scientific co-founder Dr. Lieping Chen. It is a member of the same family of co-inhibitory checkpoint proteins as B7-H1, known as PD-L1, which was also discovered by Dr. Chen's laboratory. B7-H4 has been shown in published articles to negatively regulate T-cell immune response, inhibit cytokine production, suppress antigen-presenting cells, promote immune escape and play a role in tumorigenesis and tumor development. Expression of B7-H4 in tumor cells has been shown in preclinical research and published articles to be correlated with reduced overall survival, and B7-H4 has generally non-overlapping expression with PD-L1.

LNCB74 is an anti-B7-H4 ADC that binds to B7-H4 on the cell surface and is internalized, upon which the linker is cleaved to release the MMAE payload, a well characterized microtubule-disrupting agent, and a commonly used payload in FDA approved ADCs.  The mechanism of action of LNCB74 is shown in Figure 1 below:

LNCB74 is comprised of a NextCure generated mAb intermediate, specific for B7-H4 protein, engineered with a sequence to facilitate site-specific conjugation of the antibody and linker arm to facilitate generation of an ADC. It is conjugated with a proprietary LegoChem developed beta-glucuronide cleavable linker technology known as “ConjuAll” that leverages a novel selective payload release of MMAE for tumor killing and also allowing for “bystander” killing of neighboring tumor cells while minimizing toxicity in non-tumor cells.

Assets We Intend To Partner

Based on our focused and prioritized pipeline, we are seeking to partner, license, or advance through other strategic approaches NC525 and NC318 and our non-oncology preclinical programs.

Clinical Oncology Programs

NC525

NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia (AML), blast cells and leukemic stem cells (LSCs). Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells (HSPCs). Preclinical data also show that NC525 (i) inhibits colony formation of AML LSCs in vitro, (ii) inhibits AML growth in the MV4-11 derived xenographs (CDX) animal model in vivo and (iii) restricts AML progression in patient-derived xenografts (PDX) in vivo. We have exclusive worldwide rights to NC525.

A Phase 1 trial was initiated in February 2023 to evaluate the safety and preliminary efficacy of NC525 in patients with AML, high-risk myelodyplastic syndrome, and chronic myelomonocytic leukemia (CMML). This open-label trial was designed to evaluate the safety and tolerability of NC525 and determine its pharmacologically active and/or maximum tolerated dose.  We are currently in the fifth cohort of the dose escalation portion of the trial.  Initial data suggest linear pharmacokinetics and an acceptable safety profile.  We plan to complete the dose-finding portion of the study to arrive at a predicted biologically active dose.  Based upon our decision to extend our cash runway and focus our resources on advancement of NC410 and LNCB74, we will further assess development plans for NC525 by the fourth quarter of 2024 in conjunction with our partnering efforts.

NC318

NC318 is a humanized IgG1 mAb against Siglec-15 (S15), that blocks interactions of S15 with myeloid cells and T lymphocytes within the tumor microenvironment, relieving immune inhibitory signaling. In an earlier monotherapy study from NextCure, NC318 demonstrated single-agent activity in a Phase 1/2 dose escalation trial (NCT03665285) for patients with advanced solid tumors.  We have exclusive worldwide rights to NC318.

We are providing NC318 for an ongoing Phase 2 IIT with our founding institution, Yale University, to evaluate NC318 in combination with pembrolizumab in patients with non-small cell lung cancer (NSCLC).    In September 2023, we announced the presentation of Phase 2 clinical data by our collaborators at the Yale Cancer Center demonstrating clinical benefit in patients with advanced, PD-1 axis inhibitor refractory non-small cell lung cancer (NSCLC) treated with a combination regimen of NC318, a S15 mAb, and pembrolizumab, an anti-PD-1 antibody.  Efficacy data demonstrate that the combination of NC318 and pembrolizumab is active in advanced PD-1 axis inhibitor refractory NSCLC: 28% of patients (5/18) had durable clinical benefit (partial response or stable disease lasting greater than 6 months by RECIST and/or irRC) with 3 of these being confirmed responses.  Yale is continuing to enroll patients to gain further evidence of clinical activity of NC318.

Pre-Clinical Non-Oncology Programs

In the second half of 2023, we announced two preclinical candidates that could be IND-ready in the first half of 2025 in the unmet needs areas of chronic bone diseases, including for an orphan indication for Osteogenesis Imperfecta (OI), and Alzheimer’s disease, a neurodegenerative disease. We will continue to seek global partners or other strategic approaches. We have leveraged our internal capabilities to advance these programs.

NC605

NC605 is an antibody that targets Siglec-15.   Preclinical data reported NC605 treatment reduced bone loss and enhanced bone quality in mice with OI.  OI is a rare disorder that results in high bone turnover, abnormal bone formation, bone fragility, and recurrent fractures.  NC605 could also have applications in chronic bone diseases such as osteoarthritis and non-union fractures.   We are currently conducting toxicology studies.

NC181

NC181 is a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease (AD). In preclinical AD animal models, NC181 has demonstrated amyloid clearance, prevention of amyloid deposition, plaque clearance, and reduced neuroinflammation. Preclinical studies have demonstrated that NC181 reduces microhemorrhages and improves cerebral vascular function; lowers risk Amyloid Related Imaging Abnormalities (ARIA).

Alignment of Our Infrastructure to the Focused Pipeline

            In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline approach and extend our financial cash runway into the second half of 2026. We will focus our internal resources and retain our expertise in, clinical operations biomarker research, business development, and manufacturing tech transfer. As a result, we will pause our internal manufacturing operations because we believe ample clinical supply has been produced, including the LNCB74 mAb intermediate, to supply our prioritized programs in the near term.

In conjunction with the restructuring, we are reducing our workforce from 81 full-time employees to 51 employees. This reduction will primarily occur in our manufacturing operations, but also will impact areas of discovery, research, development, clinical, and general administrative.

Our Collaboration Agreements

LegoChem Agreement

In November 2022, the Company entered into the LegoChem Agreement to develop up to three ADCs. Under the terms of the LegoChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products. The collaboration consists of up to three research programs for which a research plan will be developed. With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it. Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan. Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product. Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LegoChem would begin. The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LegoChem. If and when a co-development product becomes commercialized, the Company and LegoChem would equally share in the profits. There are no implied licenses or other rights created under the LegoChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LegoChem Agreement. As such, cost sharing on a 50-50 basis commenced for the first co-development product under the LegoChem Agreement.

Agreements with Yale University

License Agreement with Yale

We entered into a license agreement with Yale, or the Yale Agreement, in December 2015 pursuant to which we obtained an exclusive, royalty-bearing, sublicensable worldwide license to products that either incorporate certain licensed patents used in the discovery of targets or arise out of research and development of Dr. Chen’s laboratory at Yale, including S15, and subsequently amended the Yale Agreement in January 2020 and October 2021. We are obligated to pay Yale low single-digit royalties on sales of products that are either covered by the patents licensed to us under the Yale Agreement or arise out of work with Dr. Chen, including with his laboratory, as a result of research under the corporate sponsored research agreement described below, subject to minimum annual royalty payments in the low to mid hundreds of thousands of dollars. Until we are required to pay royalties under the Yale Agreement, we must pay an annual license maintenance fee to Yale in the mid to high tens of thousands of dollars. In addition, with respect to each product covered by licenses under the Yale Agreement, we are obligated to pay Yale milestone payments upon (i) the initiation of each of a Phase 1 clinical trial, Phase 2 clinical trial and Phase 3 clinical trial or a pivotal trial, (ii) first commercial sale in the United States and (iii) first commercial sale in China, Japan or a major European country, in an aggregate amount of up to $2,975,000. The term of the license agreement with Yale runs, on a country-by-country basis, until the later of the expiration of all licensed patents or 10 years from the first commercial sale in such country, unless Yale has cause to terminate earlier for our material breach of the license, bankruptcy or if we or any sublicensee bring a challenge against Yale in relation to the licensed patents. We have the right to terminate the Yale Agreement for Yale’s material breach or at any time during the term with six months’ prior written notice to Yale.

Sponsored Research Agreement with Yale

In connection with the Yale Agreement, we also entered into a corporate sponsored research agreement, or “SRA”, with Yale, pursuant to which we had agreed to provide an aggregate of up to $15 million to fund a research program aimed at discovering new targets for therapies. The SRA was subsequently amended in January 2020, October 2021 and September 2022 and expired on March 31, 2023.

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support our pipeline and advance our product candidates into and through clinical development. The facility has a production capacity of 2,000 liters that has supported our multiple product candidates. The investment in our manufacturing facility has been a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. In March 2024, we paused our internal manufacturing operations  as we believe ample clinical supply has been produced, including the LNCB74 mAb intermediate, to supply programs in the near term.

Competition

The biotechnology and pharmaceutical industries, and the oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, platforms, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.  These competitors include:

●	Development of immune-oncology treatments in combination with other commercial and investigational therapeutics. NC410 will compete with a range of therapies that are currently approved and any new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ Yervoy, and PD-1/PD-L1, such as BMS’ Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T-cell-engager immunotherapies, such as Amgen’s Blincyto. In addition to these marketed therapies, numerous compounds are in clinical development for the potential treatment of cancer.
●	Development of B7-H4 targeted programs. LNCB74 will compete with a range of product candidates currently in clinical trials. These include ADC clinical programs being developed by Pfizer Inc, a GSK licensed candidate from Hansoh Pharmaceutical Group Limited, Mersana, and AstraZenca plc, with additional B7-H4 ADCs in preclinical development. We are also aware of other companies development non-ADC approaches targeting B7-H4. Our ability to compete effectively with other B7-H4 programs will depend on our ability to differentiate LNCB74 from other therapies based on target tumor types, payload, efficacy and tolerability. Any inability to effectively differentiate LNCB74 from other product candidates targeting B7-H4 would negatively impact our ability to compete.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2023, our intellectual property portfolio includes, on a worldwide basis, 20 pending foreign patent applications relating to NC318, NC410, NC525 and LNCB74, two pending U.S. patent application relating to NC318, one pending U.S. patent application relating to NC410, one pending U.S. patent application relating to LNCB74, one U.S. patent application relating to NC525 and additional pending patent applications for other discovery and research programs. Patents resulting from our patent applications for NC318, NC410 and NC525, if issued, are expected to expire beginning in 2037 absent any patent term adjustments or extensions and for LNCB74, if issued, are expected to expire beginning in 2045 absent any patent term adjustments or extensions.

In addition, as described above, under the Yale Agreement, we have an exclusive, royalty-bearing, sublicensable worldwide license from Yale for an intellectual property portfolio, including among other things a patent relating to methods of use for S15 that covers the use of NC318 and a patent relating to our Functional, Integrated, NextCure Discovery (FIND) platform. These and any other patents that might issue from these licensed patent applications are expected to expire no earlier than 2036 absent any patent term adjustments or extensions.

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

We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position, including with respect to our FIND platform. We seek to protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. In addition, in the ordinary course of our business, we enter into agreements with other third parties for non-exclusive rights to intellectual property directed to other technologies that are ancillary to our business, including laboratory information management software and research and development tools. In addition, we have trademark registrations with the U.S. Patent and Trademark Office, or the USPTO, for “NextCure” and our logo.

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

Review and Approval for Licensing Biologics in the United States

In the United States, the FDA regulates our current product candidates as biological products, or biologics, under the Federal Food, Drug, and Cosmetic Act, or “FDCA”, the Public Health Service Act and associated implementing regulations. Biologics, like other drugs, are used for the treatment, prevention or cure of disease in humans. In contrast to small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biologics are generally derived from living material (human, animal or microorganism) are complex in structure, and thus are usually not fully characterized. Biologics include therapies for cancer and other diseases.

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

Our ongoing and planned clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with cGCP and the integrity of the clinical data submitted.

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

In 2023,  FDA announced  a proposed rule that would explicitly assert that in vitro diagnostic products (IVDs) are devices under the FDCA, including when the manufacturer of the IVD is a laboratory.  Along with this amendment, the FDA proposed a policy under which the FDA would provide greater oversight of LDTs through a phaseout of its general enforcement discretion approach for most LDTs.  Future language in the final rule may further alter the regulation of IVDs.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

●	The federal Anti-Kickback Statute is a criminal law that prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering, providing, or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs, like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply, for example, to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products that are not designed to fit squarely within an exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback Statute liability.
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, or “FCA”, which prohibits anyone from, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the defendant to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, among other things. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even though they, in most cases, do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,946 to $27,894 per false claim for penalties assessed after January 15, 2024 with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibits (i) knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, the Health Information Technology for Economic and Clinical Health Act, or “HITECH Act”, and HIPPAA’s implementing regulations, and certain state and local laws impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities, including health plans, healthcare clearinghouses and certain healthcare providers, and their business associates, individuals or entities that perform certain services on behalf of a covered entity that involve the use or disclosure of individually identifiable health information. HIPAA includes several tiers of civil monetary penalties as well as criminal penalties. In addition, state attorneys general have authority to file

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
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions), among others, to track and report annually to CMS information related to direct or indirect payments and other transfers of value they make to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse-midwives, and U.S. teaching hospitals, as well as tracking and reporting of ownership and investment interests held in a company by U.S.-licensed physicians and their immediate family members.
●	Analogous U.S. state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs, including information pertaining to and justifying price increases; prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require drug manufacturers to report information on the pricing of certain drugs; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the “Tax Act,” includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA.

On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the ACA brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. It is unclear how future litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap  beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

There have also been administrative developments in the U.S. related to drug pricing. On February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden’s Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at

CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. In addition, on October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center.  Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.  It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Human Capital Resources

As of December 31, 2023, we had 82 full-time employees. Based on the announced restructuring of our operations, we plan to have 51 full-time employees as of March 21, 2024. This reduction will primarily occur in our manufacturing operations, but also will impact areas of discovery, research, development, clinical, and general administrative.

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. Competition for skilled personnel is intense and the turnover rate can be high in our industry and we continue to monitor our turnover rate and the overall supply of skilled labor in the market. We also monitor our compensation programs closely and provide what we consider to be a competitive mix of compensation and benefits for our employees, as well as participation in our equity programs. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $62.7 million and $74.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $324.5 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement, which was terminated effective March 2020. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	source cGMP manufacture of drug supply necessary for any future, including late stage, clinical trials;
●	hire additional clinical, quality control, regulatory, scientific and administrative personnel;
●	expand our operational, financial and management systems and increase personnel, including to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio;
●	establish a marketing, sales, distribution and medical affairs infrastructure to commercialize any products for which we may obtain marketing approval and commercialize, whether on our own or jointly with a partner;
●	acquire or in-license other technologies or engage in strategic partnerships; and
●	incur additional legal, accounting or other expenses in operating our business.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial for NC410;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;
●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including NC410, or LNCB74 we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing NC410, LNCB74 and our other product candidates, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for NC410, LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC410, LNCB74 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC410, LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Unless and until we generate sufficient product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2023, we had $108.3 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials (see “Risks Related to Reliance on Third Parties”). We rely, or will rely, on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC410, NC525, LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC410, NC525, LNCB74 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of NC410, NC525, LNCB74 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

We are early in our development efforts. We initiated our first clinical trial for NC410 in June 2020, and plan to file our LNCB74 IND by year end 2024. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of NC410, LNCB74 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies and our clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	acceptance of INDs for any future product candidates;
●	successful enrollment in and completion of clinical trials;
●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;
●	our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers, if needed;
●	whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned or anticipated to support approval of our product candidates;
●	acceptance of our proposed indications and the primary endpoint assessments evaluated in the clinical trials of our product candidates by the FDA and comparable foreign regulatory authorities;
●	receipt and maintenance of timely marketing approvals from applicable regulatory authorities;
●	successfully launching commercial sales of our product candidates, if approved;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	acceptance of the benefits and uses of our product candidates, if approved, by patients, the medical community and third-party payors;
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following approval;
●	our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, a REMS or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost-prohibitive;
●	competing effectively with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
●	our ability to identify targets and therapies, through our collaborative relationships, or otherwise; and
●	enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that NC410, LNCB74 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for NC410, LNCB74 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we announced in December 2023 that based on current efficacy data and prioritization, we had decided to discontinue our monotherapy Phase 2 clinical trial for NC762. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

With the exception of NC410, NC525 and NC318, all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our Phase 1/2 clinical trial of NC410 Combo, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and making it difficult to predict final results from preliminary results. As a result, there may be less certainty that the respective investigational drug product would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of NC410 Combo, or LNCB74 we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1/2 clinical trial. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

Our approach to the discovery and development of product candidates using our FIND platform is unproven and may not result in marketable products.

The success of our business depends in part upon our ability to identify targets based on our proprietary FIND platform and to develop and commercialize medicines. Our approach to the discovery of targets and development of products using the FIND platform is novel. We have not yet initiated or completed a clinical trial of any product candidate developed for a target identified from the FIND platform. The platform may fail to accurately identify targets that modulate the immune system and are appropriate for therapies. Even if we are able to identify targets from the FIND platform and to develop corresponding product candidates, we cannot assure that such product candidates will achieve marketing approval to safely and effectively treat cancer or other disease states.

If we uncover any previously unknown risks related to our FIND platform, or if we experience unanticipated problems or delays in developing our FIND product candidates, we may be unable to achieve our strategy of building an oncology pipeline of novel targets for new therapies focused on non-responders.

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

Possible adverse side effects that could occur with treatment with therapies include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Our current and future product candidates could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that NC410, LNCB74 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we are ourself studying NC410 in combination with other therapies, supporting Yale’s study of NC318 in combination with other therapies, and may develop LNCB74 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

If there are difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced a slowdown of enrollment in our clinical trials as a result of the COVID-19 pandemic. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
●	the number and location of participating clinical sites or patients;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
●	factors outside of our control, including as a result of business interruptions resulting from natural disasters, geo-political developments, and public health emergencies, such as the COVID-19 pandemic.

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

We have chosen to prioritize development of NC410 and LNCB74. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of NC410 and LNCB74 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing therapies. To date, no regulatory authority has granted approval for a therapy targeting the LAIR pathway or B7-H4. As a result, we may be foregoing other potentially more profitable therapies or therapies or those with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. Our approach to targeting different components of the TME is novel and unproven. In addition, adverse events in clinical trials testing our product candidates or in clinical trials of others developing similar product candidates and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for our current or future product candidates. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or our competitors’ products, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for NC410, LNCB74 and any other product candidates we develop as second or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are studying NC410 in combination with other therapies and may develop LNCB74 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We are studying NC410 in combination with pembrolizumab and may develop LNCB74 and future product candidates in combination with one or more currently approved cancer therapies. In addition, we are supplying NC318 drug product to Yale in support of Yale’s IIT study of NC318 in combination with pembrolizumab. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate NC410, LNCB74 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell NC410, LNCB74 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with NC410, LNCB74 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products, especially novel products like our therapies. To date, no regulatory authority has granted approval for an immunomedicine targeting the LAIR pathway or an ADC targeting B7-H4. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Also, in 2018, CMS issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

On June 17, 2021, the U.S Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. It is unclear how future litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other healthcare-related legislative and regulatory initiatives and reforms have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for automatic spending reductions under certain circumstances. In conjunction with the operation of subsequently enacted law, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which will remain in effect through the first seven months of the FY 2032 sequestration order, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022 due to the COVID-19 pandemic, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, beginning in 2018, CMS has maintained a reduced rate of payment under the Medicare outpatient prospective payment system and ambulatory surgical center payment system for certain separately payable drugs or biologics acquired under the 340B Drug Pricing Program. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary or companion diagnostics or additional pricing pressures.

CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including:  on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. In addition, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden’s Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center.  Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per drug per month; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies continue to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time and resource consuming and can divert management’s attention from the business.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from engaging in certain prohibited activities, including transacting with certain foreign individuals or companies, operating in or cooperation with entities from certain foreign jurisdictions or with foreign government entities, or authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

We collaborate with research institutions, strategic business partners, and contractors, including contract manufacturing organizations, that are located within, and exist under the laws of foreign countries.  As the Trade Laws evolve and change, it may restrict our ability to continue to collaborate with our preferred partners, institutions and contractors abroad.  If Trade Laws are adopted that impact our foreign collaborators, such laws could materially negatively impact our ability to develop, manufacture and obtain marketing approval for our product candidates.  For example, the BIOSECURE Act (H.R. 7085) legislation introduced in the United States Congress on January 25, 2024, if enacted, could restrict the ability of U.S. pharmaceutical companies to collaborate with certain Chinese entities without losing the ability to contract with the U.S. government. Such could harm our ability to operate our business and our financial results.

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

Manufacturing is a critical component of our approach to developing therapies and we have invested significantly in our manufacturing facility. We had manufactured our product candidates for preclinical and clinical trials, but announced as part of our restructuring, paused the manufacturing operations as we believe ample clinical mAb supply has been produced, including the LNCB74 mAb intermediate, to supply programs in the near term.

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

Manufacturing pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We are currently the sole manufacturer of NC410, and the sole manufacturer of antibody materials for

LNCB74, and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

If we fail to secure sufficient manufacturing capacity with a suitable third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for NC410 and LNCB74. Any such delays could materially adversely affect our business and financial condition.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in sufficient quantities. Currently, our product candidates are manufactured in small quantities for use in various preclinical studies and our ongoing Phase 1/2 clinical trials of NC410 Combo and Phase 1 clinical trial of NC525. If one or more of our product candidates progress to late-stage development, we will need to scale up our internal capabilities or otherwise source suitable third party manufacturing capabilities, which may require additional significant expenses in the further expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates in sufficient quantities. We cannot assure you that we will be able to successfully manufacture product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully scale our internal and/or external manufacturing  capacity, the development, testing and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Although we have manufactured our product candidates NC410 and NC525 for preclinical and clinical trials, certain elements of manufacturing, including Master Cell Bank manufacturing and fill-finish services, take place at qualified third-party contract manufacturing organizations, or CMOs. Further, we are working with CMOs to manufacture drug substance for LNCB74 in addition to providing Master Cell Bank manufacturing and fill-finish services.  If approved, commercial supply of NC410, LNCB74 and any future product candidates may be manufactured at a CMO or CMOs.

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

Further, any facilities located outside the United States that are used by our CMOs to manufacture our product candidates, including LNCB74, will likewise be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to Trade Laws and regulations of the United States that may restrict our ability to continue to utilize our preferred CMOs.  For example, WuXi XDC, which is currently the only CDMO we currently use to conjugate our B7-H4 antibody and produce LNCB74 ADC drug product, is affiliated with WuXi AppTec. WuXi AppTec was identified as a United States national security threat in the proposed BIOSECURE Act, which if enacted, or if alternatively implemented through executive or administrative action, could restrict WuXi’s business in the United States or the ability of businesses in the United States to conduct business with WuXi. Moreover, if a foreign regulatory authority curtails operations at such foreign facilities of our CMOs, or if Trade Laws are adopted limiting our ability to use such

CMO facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

The process of manufacturing therapies, including our product candidates, is complex, time-consuming, highly regulated and subject to several risks, including:

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents, including portions of our FIND platform. However, trade secrets can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for NC410, NC525, LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize NC410, NC525, LNCB74 and any future product candidates we develop, and our business could be materially harmed.

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

Our competitors may obtain FDA or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or platform technologies. Our competitors may also develop drugs or discovery platforms that are more effective, more convenient, more widely used or less costly than our product candidates or, in the case of drugs, have a better safety profile than our product candidates. These competitors may also be more successful than us in manufacturing and marketing their products and have significantly greater financial resources and expertise in research and development.

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

We may need to grow the size of our organization, and we may experience difficulties in managing future growth.

As our development plans and strategies develop, we may need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for NC410, LNCB74 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize NC410, LNCB74 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize NC410, LNCB74 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for NC410, LNCB74 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for NC410, LNCB74 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2023, we had federal and state net operating loss carryforwards of $203.9 million and $208.5 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We had and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.

Litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We have been and may be the target of securities litigation in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations. While we maintain liability insurance, costs or expenses associated with litigation may exceed our insurance coverage, and we may be forced to bear some or all costs and expenses directly, which could be substantial.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, maintain and transmit large amounts of confidential information in digital form, including intellectual property, proprietary business information, financial information, personal information, protected health information and data to comply with cGMP and data integrity requirements.  It is critical that we do so in a secure manner to maintain data security and data integrity of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise. We have also outsourced elements of our information technology infrastructure and data security processes to a number of expert qualified third-party vendors to help us stay current with data and electronic information security best practices.

We have implemented processes designed to identify, review and manage risks from potential data breaches, unauthorized occurrences, and other information security losses on or through our information technology systems that could result in adverse effects on the confidentiality, integrity, and availability of our systems and electronic information. These processes are managed and monitored by our information technology (IT) team as managed by our Chief Operating Officer, or “COO”. Our COO has experience in overseeing our cybersecurity and information technology programs. We rely heavily on information technology consultants for advice and expertise on monitoring evolving industry standards and to monitor our compliance with applicable policies. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. With the assistance of our third-party vendors, we conduct regular penetration and vulnerability testing, security audits, and ongoing risk assessments.  Our internal information technology team conducts due diligence on key technology vendors, contractors and suppliers. We also conduct periodic employee training on cyber and information security, among other topics, and conduct internal false flag and/or phishing campaigns to identify any employees that might need additional training.

Our COO, together with our internal IT team, are responsible for assessing and managing cybersecurity risks.  They review at least quarterly with our expert advisors our cybersecurity measures and procedures in view of the Company’s cybersecurity risks to anticipate future threats and trends, and determine whether and how to adjust our strategies and processes accordingly. During the year ended December 31, 2023, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We depend on data and our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.”

The Board of Directors, with the assistance of the Audit Committee, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. As part of its oversight responsibilities, the Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our COO. The Board also receives updates from the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties

Our corporate headquarters is located in Beltsville, Maryland and consists of approximately 28,500 square feet of office, 20,600 square feet of laboratory and manufacturing and 20,200 square feet of warehouse space. The lease terms expire in March 2030. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or “Nasdaq”, under the symbol “NXTC.” As of March 18, 2024 we had 20 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.

Item 6. Selected Financial Data

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or have disease progression on, current therapies, through the use of differentiated mechanisms of actions including Antibody Drug Conjugates (ADCs), antibodies, and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

We are focusing on our highest-value opportunities:

i)NC410, a LAIR-2 fusion protein that, in combination with pembrolizumab, demonstrated early evidence of clinical activity in colorectal (CRC) and ovarian cancers.  We expect several potential catalysts in 2024.

ii)LNCB74, an ADC that is directed to B7-H4, a clinically validated cancer target. Given our internal expertise of B7-H4 coupled with LegoChem Biosciences, Inc.’s (LegoChem) ADC technology, we plan for an Investigational New Drug application (IND) in 2024.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline.  We are pausing our internal manufacturing operations and reducing our workforce. In addition, we are seeking to partner our clinical programs NC525 and NC318 and our preclinical non-oncology programs NC605, for chronic bone diseases, and NC181, for Alzheimer’s disease. We project these actions will extend our cash runway into the second half of 2026.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates.

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through December 31, 2023, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2023 and 2022 were $62.7 million and $74.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $324.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $108.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance our product candidates through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur substantial expenses relating to our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, our pre-clinical development activities with respect to LNCB74 and other research and development activities.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, discovery efforts, research activities, and development and testing of our product candidates and include:

●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf;
●	the costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially in the future as we advance our product candidates through development.

We cannot determine with certainty the duration and costs of future clinical trials of NC410, LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC410,  LNCB74 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC410 and LNCB74 as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Operating expenses:
Research and development	$47,931	$54,199	$(6,268)
General and administrative	19,706	21,710	(2,004)
Loss from operations	(67,637)	(75,909)	8,272
Other income, net	4,914	1,176	3,738
Net loss	$(62,723)	$(74,733)	$12,010

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
(in thousands)	2023	2022	Change
External research and development expenses:
NC410	$7,586	$6,211	$1,375
NC762	3,780	4,966	(1,186)
NC525	3,747	4,053	(306)
Other programs and preclinical development	9,739	15,941	(6,202)
Total external research and development expenses	24,852	31,171	(6,319)
Total internal research and development expenses	23,079	23,028	51
Total research and development expenses	$47,931	$54,199	$(6,268)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2023 decreased by $6.3 million, 12%, to $47.9 million compared to $54.2 million for the year ending December 31, 2022. The decrease was due to the decision to discontinue clinical development of NC762, which was announced in the fourth quarter of 2023 and lower costs on other programs and preclinical development.

General and administrative expenses for the year ended December 31, 2023 decreased by $2.0 million to $19.7 million as compared to $21.7 million for the year ending December 31, 2022. The decrease was driven primarily by $1.4 million lower personnel-related costs, including $1.2 million of stock compensation, and $0.4 million lower insurance costs.

Other Income, Net

Other income, net for the year ended December 31, 2023 increased by $3.7 million to $4.9 million from $1.2 million for the year ended December 31, 2022 due to higher interest income as a result of higher interest rates.

Liquidity and Capital Resources

Since inception through December 31, 2023, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $108.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

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

●	the scope, progress, results and costs of researching and developing NC410, NCB74 and our other programs, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for NC410, LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing NC410, LNCB74 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for NC410, LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other adverse developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(52,974)	$(53,886)
Investing activities	39,272	67,979
Financing activities	154	200
Net (decrease) increase in cash and cash equivalents	$(13,548)	$14,293

Cash Used in Operating Activities

Net cash used in operating activities was $53.0 million for the year ended December 31, 2023, which was primarily the result of our net loss of $62.7 million and a $1.9 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $3.7 million and stock-based compensation of $8.2 million. Net cash used in operating activities was $53.9 million for the year ended December 31, 2022, which was primarily due to our net loss of $74.7 million, partially offset by non-cash charges for depreciation and amortization of $4.1 million, amortization of premiums and discounts on marketable securities of $3.0 million, stock-based compensation of $9.5 million, a $2.0 million decrease in prepaid expenses and other assets and a $2.3 million increase in accounts payable.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $39.3 million, which was primarily due to net proceeds from marketable securities of $40.1 million, partially offset by purchases of property and equipment of $0.8 million.  Cash provided by investing activities for the year ended December 31, 2022 was $68.0 million, which was primarily due to net proceeds from marketable securities of $70.1 million, partially offset by purchases of property and equipment of $2.1 million.

Cash Used in Financing Activities

Cash provided by financing activities was $0.2 million for the year ended December 31, 2023, which was due to the exercise of stock options and sales of our stock under the Employee Stock Purchase Plan (ESPP). Cash provided by financing activities was $0.2 million for the year ended December 31, 2022, which was due to the exercise of stock options and sales of our stock under the ESPP.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030.  The monthly base rent for these leases totals $92,004 as of December 31, 2023 per month plus our prorated share of operating expenses.  The monthly base rent is subject to annual 3% increases through the lease term.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Baltimore, MD
March 21, 2024

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,082	$26,630
Marketable securities	95,217	133,281
Prepaid expenses and other current assets	4,426	4,072
Total current assets	112,725	163,983
Property and equipment, net	9,033	11,897
Right of use assets	4,398	5,016
Other assets	1,882	3,265
Total assets	$128,038	$184,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,330	$4,270
Accrued liabilities and other liabilities	4,553	4,857
Total current liabilities	6,883	9,127
Lease liabilities, long term	5,949	6,605
Other long-term liabilities	785	899
Total liabilities	13,617	16,631
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; No shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; 27,903,027 and 27,774,536 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	439,097	430,755
Accumulated other comprehensive loss	(222)	(1,494)
Accumulated deficit	(324,482)	(261,759)
Total stockholders’ equity	114,421	167,530
Total liabilities and stockholders’ equity	$128,038	$184,161

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Operating expenses:
Research and development	$47,931	$54,199
General and administrative	19,706	21,710
Total operating expenses	67,637	75,909
Loss from operations	(67,637)	(75,909)
Other income, net	4,914	1,176
Net loss	$(62,723)	$(74,733)
Net loss per common share - basic and diluted	$(2.25)	$(2.69)
Weighted-average shares outstanding - basic and diluted	27,836,584	27,744,209
Comprehensive loss:
Net loss	$(62,723)	$(74,733)
Unrealized gain (loss) on marketable securities	1,272	(831)
Total comprehensive loss	$(61,451)	$(75,564)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2021	27,680,997	$28	$421,047	$(663)	$(187,026)	$233,386
Stock-based compensation	—	—	9,508	—	—	9,508
Exercise of stock options	50,420	—	66	—	—	66
Issuance of shares under ESPP	43,119	—	134	—	—	134
Unrealized loss on marketable securities, net of tax $0	—	—	—	(831)	—	(831)
Net loss	—	—	—	—	(74,733)	(74,733)
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	8,188	—	—	8,188
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	123,434	—	149	—	—	149
Unrealized gain on marketable securities, net of tax $0	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	(62,723)	(62,723)
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,723)	$(74,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,684	4,124
Amortization of premiums and discounts on marketable securities	(756)	3,047
Stock-based compensation	8,188	9,508
Noncash operating lease expense	573	356
Loss on disposal of property and equipment	—	87
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,074	2,038
Accounts payable	(1,940)	2,328
Accrued liabilities and other liabilities	(304)	(641)
Lease liabilities	(656)	—
Other long-term liabilities	(114)	—
Net cash used in operating activities	(52,974)	(53,886)
Cash flows from investing activities:
Sales and maturities of marketable securities	113,597	104,739
Purchases of marketable securities	(73,505)	(34,644)
Purchases of property and equipment	(820)	(2,116)
Net cash provided by investing activities	39,272	67,979
Cash flows from financing activities:
Proceeds from exercise of stock options	5	66
Proceeds from shares issued under ESPP	149	134
Net cash provided by financing activities	154	200
Net (decrease) increase in cash and cash equivalents	(13,548)	14,293
Cash and cash equivalents – beginning of period	26,630	12,337
Cash and cash equivalents – end of period	$13,082	$26,630
Supplemental disclosures of cash flow information:
Cash paid for interest	$81	$90

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,047
Recognition of initial lease liabilities	$—	$7,549

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Organization

NextCure, Inc. (“NextCure” or the “Company”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond, to or have disease progression on, current therapies, through the use of differentiated mechanisms of actions including antibody-drug conjugates, antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, the Company has devoted substantially all of its efforts and financial resources to research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital, securing intellectual property rights related to the Company’s product candidates, building and optimizing the Company’s manufacturing capabilities and conducting discovery.

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2023, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the financial statements for the year ended December 31, 2023, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements to mid-2026. The future viability of the Company beyond that date may depend on its ability to raise additional capital to finance its operations.

The Company plans to seek additional funding through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, licensing arrangements or other methods. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biotechnology industry including, but not limited to: having a limited operating history and no products approved for commercial sale; having a history of significant losses; its need to obtain additional financing; dependence on its ability to advance its current and future product candidates through clinical trials, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates; the lengthy and expensive nature and uncertain outcomes of the clinical development process; the lengthy, time-consuming and unpredictable nature of the regulatory approval process; the results of preclinical studies and early-stage clinical trials that may not be predictive of future results; dependence on its key personnel; its limited manufacturing experience as an organization and with its manufacturing facility; risks related to patent protection and the Company’s pending patent applications; dependence on third-party collaborators for the discovery, development and commercialization of current and future product candidates; and significant competition from other biotechnology and pharmaceutical companies. Pursuit of the Company’s business efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker views the operations and manages the business in a single operating segment and one reportable segment that operates exclusively in the United States. All long-lived assets of the Company reside in the United States.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalents at two accredited financial institutions that are federally insured. While balances deposited often exceed federally insured limits, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company's investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions and corporate bonds with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment losses were recognized during the years ended December 31, 2023 or 2022.

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

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition and also determines if the lease is classified as an operating lease or finance lease, each in accordance with ASU No. 2016-02, Leases (Topic 842). Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date or the adoption date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date or the adoption date in determining the present value of lease payments over a similar term. In

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term and the Company’s historical borrowing capability in the market. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Preferred Stock

The Company did not have any outstanding preferred stock as of December 31, 2023 and 2022.

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

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2023 and 2022.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2023 and 2022.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact ASU No. 2023-09 will have on its financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

3. Marketable Securities

Marketable securities consist of the following:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$73,334	$36	$(210)	$73,160
U.S. Treasury and Government agencies	22,105	5	(53)	22,057
Total	$95,439	$41	$(263)	$95,217

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$133,163	$—	$(1,457)	$131,706
U.S. Treasury and Government agencies	1,612	—	(37)	1,575
Total	$134,775	$—	$(1,494)	$133,281

The Company uses the specific identification method when calculating realized gains and losses. For the years ended December 31, 2023 and 2022, respectively, the Company recorded $0 and $9 thousand in realized gains on available-for-sale securities, which is included in other income on the statements of operations and comprehensive loss.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of December 31, 2023, the Company had investments with a total fair market value of $80.3 million in an unrealized loss position, of which $7.5 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2023:

	December 31, 2023
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$92,512	$92,268
Between 1 to 2 years	2,927	2,949
Total investments available-for-sale	$95,439	$95,217

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.8 million and $0.7 million as of December 31, 2023 and 2022, respectively.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2023 and 2022:

	December 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,582	$12,582	$—	$—
Marketable securities:
Corporate bonds	73,160	—	73,160	—
U.S. Treasury and Government agencies	22,057	—	22,057	—
Total	$107,799	$12,582	$95,217	$—

	December 31, 2022
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,782	$6,782	$—	$—
Marketable securities:
Corporate bonds	131,706	—	131,706	—
U.S. Treasury and Government agencies	15,745	—	15,745	—
Total	$154,233	$6,782	$147,451	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2023 and 2022.

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

5. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022

Research equipment	$18,634	$17,244
Leasehold improvements	9,309	9,336
Computer equipment	908	908
Furniture and fixtures	186	186
Construction in progress	225	853
Property and equipment, gross	29,262	28,527
Less: accumulated depreciation and amortization	(20,229)	(16,630)
Property and equipment, net	$9,033	$11,897

Construction in progress at December 31, 2023 and 2022 consists of the costs incurred for research equipment and for the build-out of additional lab and office space.

Depreciation and amortization expense was $3.7 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Payroll and related benefits	$992	$1,639
Clinical trial costs	1,133	1,531
Sponsored research	424	417
Lease liabilities, current portion	656	518
Operating expenses	1,235	647
Other	113	105
Total accrued liabilities	$4,553	$4,857

7. Leases

The Company's lease portfolio consists of office space and laboratory facilities. All of the Company's leases are classified as operating leases. The terms of the Company's lease agreements that have commenced currently extend through March 2030 and provide the Company with an option for a five-year extension. Under the terms of the leases, the Company pays base annual rent subject to fixed dollar increases each year and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and considers renewal options that the Company is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities in accordance with ASC 842, Leases. The leases do not require variable lease payments or residual value guarantees and do not contain restrictive covenants.

The leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $1.1 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Operating cash flows used for operating leases during the years ended December 31, 2023 and December 31, 2022 were $1.0 million and $0.9 million, respectively. As of December 31, 2023, the weighted-average remaining lease term was 6.25 years, and the weighted average discount rate was 7.47%.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

Year Ending December 31,
2024	$1,127
2025	1,214
2026	1,355
2027	1,396
2027	1,438
Thereafter	1,857
Total future minimum payments	$8,387
Less: present value discount	(1,782)
Present value of lease liabilities	$6,605

8. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, is a party to litigation or legal proceedings arising in the ordinary course of business, including the resolved litigations described immediately below. The Company is not a party to any litigation or legal proceedings, nor is management aware of any pending or threatened litigation that, in the opinion of the Company’s management, are likely to materially affect the Company’s business or financial results. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

9. Preferred Stock

As of December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of  preferred stock, $0.001 par value, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

10. Common Stock

As of December 31, 2023, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 27,903,027 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2023.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the remaining assets of the Company legally available for distribution after the payment of the full liquidation preference for any preferred stock.

11. Stock-Based Compensation

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

As of December 31, 2023, 2,204,868 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2022	4,545,794	$14.15	8.1	$2,860
Granted	1,739,350	$5.34	—	—
Exercised	(50,420)	$1.32	—	—
Forfeitures	(972,545)	$13.77	—	—
Outstanding as of December 31, 2022	5,262,179	$11.44	7.6	$115
Granted	2,074,750	$1.55	—	—
Exercised	(5,057)	$0.99	—	—
Forfeitures	(514,770)	$6.25	—	—
Outstanding as of December 31, 2023	6,817,102	$8.83	7.3
Exercisable as of December 31, 2023	3,851,843	$12.50		$52
(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2023 and 2022.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $1.11 and $3.69 respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $3,000 and $13,000, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2023 and 2022 was approximately $9.1 million and $11.0 million, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 240,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1st until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

of the ESPP. As of December 31, 2023, 173,017 shares of common stock had been issued pursuant to the ESPP and 617,663 shares were reserved for future issuance thereunder.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $8.2 million and $9.5 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $7.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of 1.8 years as of December 31, 2023.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	December 31,
(in thousands)	2023	2022
Research and development	$2,924	$3,056
General and administrative	5,264	6,452
Total stock-based compensation expense	$8,188	$9,508

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2023		2022
Expected term	6.1	years	5.5 - 6.1	years
Expected volatility	81.4%		79.7 - 81.4%
Risk free interest rate	3.5 - 4.09%		1.8 - 4.2%
Expected dividend yield	—%		—%

12. Collaboration Agreements

LegoChem Agreement

In November 2022, the Company entered into the LegoChem Agreement to develop up to three antibody drug conjugates.  Under the terms of the LegoChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration consists of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it.  Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LegoChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LegoChem.  If and when a co-development product becomes commercialized, the Company and LegoChem would equally share in the profits.  There are no implied licenses or other rights created under the LegoChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LegoChem Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the LegoChem Agreement.

Given the involvement by both parties under the LegoChem Agreement, management assessed the criteria under ASC 808 to determine if such agreement is within the scope of ASC 808. Based on the terms of the LegoChem Agreement, the Company concluded that the LegoChem Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company and LegoChem are active participants in the activities associated with the LegoChem Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The LegoChem

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of December 31, 2023, LNCB74 was the lone co-development product and was in the early stages of development.  During the year ended December 31, 2023, the Company incurred more costs than LegoChem under the LegoChem Agreement, and recorded a receivable from LegoChem and a corresponding reduction of $0.5 million in costs reflecting the 50-50 cost sharing terms.

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

	December 31,
	2023	2022
Outstanding options to purchase common stock	6,817,102	5,262,179
Total	6,817,102	5,262,179

14. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.7	6.5
Research and development credit, net	4.5	3.4
Non-deductible items	(0.9)	(1.7)
Prior year provision to return adjustments	(0.1)	(0.1)
Change in valuation allowance	(31.2)	(29.1)
Total	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	December 31,
(in thousands)		2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards		$56,409	$49,789
Research and development tax credits		14,208	11,395
Capitalized R&D Costs		20,776	12,424
Operating lease liabilities		1,818	1,960
Share-based compensation		6,053	4,389
Accruals and other		1,076	1,305
Gross deferred tax assets		100,340	81,262
Less: valuation allowance		(98,960)	(79,724)
Total deferred tax assets		$1,380	$1,538
Deferred tax liabilities:
Depreciation and amortization	$		$—
Operating lease assets		(1,380)	(1,538)
Gross deferred tax liabilities		$(1,380)	$(1,538)
Net deferred tax assets		$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2023. The Company increased its valuation allowance by approximately $19.2 million for the year ended December 31, 2023. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $203.9 million and $208.5 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $181.1 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $14.1 million and $0.1 million, respectively, as of December 31, 2023. The federal credits begin to expire in the year ending December 31, 2036, and the state credits begin to expire in the year ending December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland. The tax years 2020 to 2022 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

15. Employee Benefit Plan

The Company sponsors a 401(k) plan which stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2023, and 2022, the Company made matching contributions of $0.4 million and $0.3 million, respectively.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

16. Subsequent Event

On March 21, 2024, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business. Under the cost reduction plan, the Company reduced its workforce by approximately 36%. The Company estimates that it will incur one-time restructuring charges of approximately $0.8 million including employee severance, benefits and related termination costs, the majority of which the Company expects to pay in the second quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Item 9B. Other Information

Director and Officer Trading Plans

During the quarter ending December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained under the headings “Proposal No. 1: Election of Class III Directors,” “Corporate Governance and our Board of Directors,” and “Executive Officers” in our definitive proxy statement for our 2024 annual meeting of stockholders, or our “Proxy Statement,” to be filed with the SEC within 120 days of December 31, 2023 and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Company’s Current Report on 8-K filed with the Commission on May 13, 2019).

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 26, 2023).

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

10.4	+	NextCure, Inc. 2015 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.6 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.5	+

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

Forms of Incentive and Nonqualified Stock Option Agreement under the NextCure, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with Company’s Registration Statement on Form S-1/A filed with the Commission on April 29, 2019).

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

10.13	+

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

10.16	†

Lease Agreement, dated as of January 30, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.14 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.17	†

First Amendment to Lease Agreement, dated as of August 2, 2019, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.1 filed with Company’s Quarterly Report on Form 10-Q filed on November 12, 2019).

10.18	+

Amendment to the NextCure, Inc. 2015 Omnibus Incentive Plan dated as of September 30, 2021 (incorporated by reference to Exhibit 10.1 filed with Company’s Quarterly Report on Form 10-Q filed on November 4, 2021).

10.19	†

Amended and Restated Sublease Agreement, dated as of March 15, 2019, by and between the Company and Lupin, Inc. (incorporated by reference to Exhibit 10.4 filed with Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

10.20	†

Second Amendment to License Agreement and SRA, dated as of October 20, 2021, by and between the Company and Yale University. (incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.21	†

Executive Employment Agreement, effective as of January 11, 2021, by and between the Company and Han Myint, M.D. (incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.22	†

Second Amendment to Lease Agreement, dated as of February 19, 2020, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (incorporated by reference to Exhibit 10.25 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.23	†

Third Amendment to Lease Agreement, dated as of  February 4, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC. (incorporated by reference to Exhibit 10.26 filed with the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2022).

10.24	†

Fourth Amendment to Lease Agreement, dated as of June 10, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

10.25	†

Third Amendment to SRA, dated as of September 14, 2022, by and between the Company and Yale University (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

10.26	†

Fifth Amendment to Lease Agreement, dated as of November 28, 2022, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

10.27	+†

Employment Agreement, effective as of February 28, 2023, by and between the Company and Kevin G. Shaw (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

10.28

Sales Agreement, dated as of August 4, 2023, by and between the Company and Leerink Partners LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on August 4, 2023).

10.29

Sixth Amendment to Lease Agreement, dated as of April 19, 2023, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2023).

10.30*	†	Research Collaboration and Co-Development Agreement, dated as of November 9, 2022, by and between Nextcure, Inc. and LegoChem Biosciences, Inc.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	*	NextCure, Inc. Policy on Recoupment of Incentive Compensation.

EX-101.INS		Inline XBRL Instance Document

EX-101.SCH		Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEXTCURE, INC.

Date: March 21, 2024	By:	/s/ Michael Richman
	Name:	Michael Richman
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

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 21, 2024
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 21, 2024
Steven P. Cobourn	(Principal Financial and Accounting Officer)

/s/ David Kabakoff	Chair of the Board	March 21, 2024
David Kabakoff, Ph.D.

/s/ Anne Borgman	Director	March 21, 2024
Anne Borgman, M.D.

/s/ Ellen G. Feigal	Director	March 21, 2024
Ellen G. Feigal, M.D.

/s/ John G. Houston	Director	March 21, 2024
John G. Houston, Ph.D.

/s/ Elaine V. Jones	Director	March 21, 2024
Elaine V. Jones, Ph.D.

/s/ Chau Q. Khuong	Director	March 21, 2024
Chau Q. Khuong

/s/ Stephen Webster	Director	March 21, 2024
Stephen Webster