Form 10-Q
period 2024-03-31
NextCure, Inc.
filed 2024-05-02
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, the registrant had 27,973,289 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,358	$13,082
Marketable securities	77,643	95,217
Prepaid expenses and other current assets	6,551	4,426
Total current assets	102,552	112,725
Property and equipment, net	7,097	9,033
Right of use assets	3,632	4,398
Other assets	1,878	1,882
Total assets	$115,159	$128,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,491	$2,330
Accrued liabilities and other liabilities	5,092	4,553
Total current liabilities	9,583	6,883
Lease liabilities, long term	5,773	5,949
Other long-term liabilities	755	785
Total liabilities	16,111	13,617
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; No shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 27,903,627 and 27,903,027 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	440,791	439,097
Accumulated other comprehensive loss	(182)	(222)
Accumulated deficit	(341,589)	(324,482)
Total stockholders’ equity	99,048	114,421
Total liabilities and stockholders’ equity	$115,159	$128,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$11,398	$11,647
General and administrative	4,364	5,424
Restructuring and asset impairment charges	2,542	—
Total operating expenses	18,304	17,071
Loss from operations	(18,304)	(17,071)
Other income, net	1,197	975
Net loss	$(17,107)	$(16,096)
Net loss per common share - basic and diluted	$(0.61)	$(0.58)
Weighted-average shares outstanding - basic and diluted	27,903,040	27,774,536
Comprehensive loss:
Net loss	$(17,107)	$(16,096)
Unrealized gain on marketable securities	40	691
Total comprehensive loss	$(17,067)	$(15,405)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	600	—	1	—	—	1
Unrealized loss on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	27,903,627	$28	$440,791	$(182)	$(341,589)	$99,048

	Three Months Ended March 31, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,107)	$(16,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790	960
Amortization of premiums and discounts on marketable securities	(304)	82
Stock-based compensation	1,693	2,078
Asset impairment	1,787	—
Noncash operating lease expense	150	150
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,109)	1,089
Accounts payable	2,161	(2,351)
Accrued liabilities and other liabilities	539	(551)
Lease liabilities	(176)	(113)
Other long-term liabilities	(30)	(27)
Net cash used in operating activities	(12,606)	(14,779)
Cash flows from investing activities:
Sales and maturities of marketable securities	29,055	49,773
Purchases of marketable securities	(11,137)	(31,403)
Purchases of property and equipment	(37)	(248)
Net cash provided by investing activities	17,881	18,122
Cash flows from financing activities:
Proceeds from exercise of stock options	1	—
Net cash provided by financing activities	1	—
Net increase in cash and cash equivalents	5,276	3,343
Cash and cash equivalents – beginning of period	13,082	26,630
Cash and cash equivalents – end of period	$18,358	$29,973
Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$21

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure” or the “Company”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company focused on advancing innovative medicines that treat cancer patients that do not respond to, or have disease progression on, current therapies, through the use of differentiated mechanisms of actions including antibody-drug conjugates, antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, the Company has devoted substantially all of its efforts and financial resources to discovery, research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital and securing intellectual property rights related to the Company’s product candidates.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2024, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $96.0 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.

2. Summary of Significant Accounting Policies

The following significant accounting policies are in addition to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).

Restructuring Charges

The Company recognizes restructuring charges related to reorganization plans that have been implemented by management. In connection with these activities, the Company records restructuring charges at fair value for:

•	contractual or other employee termination benefits provided that the obligations result from services already rendered based on rights that vested or accumulate when the payment of benefits becomes probable and the amount can be reasonably estimated;
•	one-time employee termination benefits to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn;
•	contract termination costs when the Company cancels a contract in accordance with its terms; and
•	costs to be incurred over the remaining contract term without economic benefit to the Company at the cease-use date.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits.

Long-Lived Asset Impairment Assessments

Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Marketable Securities

Marketable securities consist of the following:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$62,716	$—	$(151)	$62,565
U.S. Treasury and Government agencies	15,109	—	(31)	15,078
Total	$77,825	$—	$(182)	$77,643

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$73,334	$36	$(210)	$73,160
U.S. Treasury and Government agencies	22,105	5	(53)	22,057
Total	$95,439	$41	$(263)	$95,217

The Company uses the specific identification method when calculating realized gains and losses. For the three months ended March 31, 2024 and 2023, respectively, the Company recorded $0 and $0 in realized gains or losses on available-for-sale securities.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of March 31, 2024, the Company had investments with a total fair market value of $77.6 million in an unrealized loss position, of which $7.0 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that the prevailing high interest rates were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of March 31, 2024:

	March 31, 2024
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$74,885	$74,703
Between 1 to 2 years	2,940	2,940
Total investments available-for-sale	$77,825	$77,643

The Company has classified all of its available-for-sale investments, including those with maturities beyond one year, as current assets on the accompanying condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.6 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$17,858	$17,858	$—	$—
Marketable securities:
Corporate bonds	62,565	—	62,565	—
U.S. Treasury and Government agencies	15,078	—	15,078	—
Total	$95,501	$17,858	$77,643	$—

	December 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,582	$12,582	$—	$—
Marketable securities:
Corporate bonds	73,160	—	73,160	—
U.S. Treasury and Government agencies	22,057	—	22,057	—
Total	$107,799	$12,582	$95,217	$—

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2024.

5. Leases

The Company's lease portfolio consists of office space and laboratory facilities. All of the Company's leases are classified as operating leases. The terms of the Company's lease agreements currently extend through March 2030 and provide the Company with an option for a five-year extension. Under the terms of the leases, the Company pays base annual rent subject to fixed dollar increases each year and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and considers renewal options that the Company is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities in accordance with Accounting Standards Codification (“ASC”) 842. The leases do not require variable lease payments or residual value guarantees and do not contain restrictive covenants.

The leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $272,000 for both the three months ended March 31, 2024 and March 31, 2023. Operating cash flows used for operating leases during the three months ended March 31, 2024 and March 31, 2023 were $277,000 and $246,000, respectively. As of March 31, 2024, the weighted-average remaining lease term was 6.0 years, and the weighted average discount rate was 7.46%.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2024	$850
2025	1,214
2026	1,355
2027	1,396
2028	1,438
Thereafter	1,857
Total future minimum payments	$8,110
Less: present value discount	(1,659)
Present value of lease liabilities	$6,451

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

As of March 31, 2024, 931,387 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2023	6,817,102	$8.83	7.3	$52
Granted	2,835,600	$1.66	—	—
Exercised	(600)	$1.55	—	—
Forfeitures	(445,998)	$2.27	—	—
Outstanding as of March 31, 2024	9,206,104	$6.94	7.7	3,032
Exercisable as of March 31, 2024	4,461,149	$11.43	6.1	$763
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2023 and March 31, 2024.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2024 was $1.22 using the Black-Scholes option pricing model. There were 600 stock options exercised during the three months ended March 31, 2024. As of March 31, 2024, there was $8.8 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 1.8 years.

The aggregate grant date fair value of stock options vested during the three months ended March 31, 2024 and 2023 was approximately $2.0 million and $2.9 million, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	2024	2023
Research and development	$669	$722
General and administrative	1,024	1,356
Total stock-based compensation expense	$1,693	$2,078

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2024		2023
Expected term	6.1	years	6.1	years
Expected volatility	83.3%		81.4%
Risk free interest rate	3.9-4.2%		3.6 - 4.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of March 31, 2024, 173,017 shares of common stock had been issued pursuant to the ESPP and 896,693 shares were reserved for future issuance thereunder.

7. Collaboration Agreements

Collaboration Agreement with LigaChem Biosciences, Inc. (“LigaChem”), formerly known as LegoChem Biosciences

In November 2022, the Company entered into a Research Collaboration and Co-Development Agreement (“Agreement”) with LigaChem to develop up to three antibody drug conjugates.  Under the terms of the Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration consists of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it.  Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under this Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated the initial co-development product under the Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the Agreement.

Given the involvement by both parties under this Agreement, management assessed the criteria under ASC 808 to determine if such agreement is within the scope of ASC 808. Based on the terms of the Agreement, the Company concluded that the Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

and LigaChem are active participants in the activities associated with the Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development pursuant to the Agreement are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of March 31, 2024, LNCB74 was the lone co-development product and was in the early stages of development.  During the three months ended March 31, 2024, the Company incurred more costs than LigaChem under the Agreement, and recorded a receivable from LigaChem and a corresponding reduction of $0.8 million in costs, reflecting the 50-50 cost sharing terms under the Agreement. Further, the Company and LigaChem finalized the cost sharing adjustments from the fourth quarter of 2023, resulting in an additional $1.6 million receivable and a corresponding reduction in costs that was recorded in the first quarter of 2024.

8. Restructuring and Asset Impairment

On March 19, 2024, the Board approved a restructuring plan and prioritization (the “2024 Restructuring”) of its clinical portfolio to focus on what the Company believes to be its highest-value opportunities in NC410 (ovarian and colorectal cancer) and LNCB74 (B7-H4 ADC).  In addition to prioritizing these programs, the Company paused its internal manufacturing operations and reduced its workforce by approximately 37%.

Employees affected by the reduction in force under the 2024 Restructuring are entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended March 31, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring.

The following table summarizes the activity for accrued severance costs for the three months ended March 31, 2024 (in thousands):

2024
Severance accrual, January 1	$-
Charges	755
Cash payments	(120)
Severance accrual, March 31	$635

The accrued severance liability of $0.6 million is payable within the next three months and has been included as accrued severance costs in accrued liabilities and other liabilities on the condensed balance sheet.

The Company also completed an evaluation of the impact of the 2024 Restructuring on the carrying value of its long-lived assets.  Our evaluation determined that indicators of impairment were present within right of use assets and property and equipment. Where impairment indicators existed, the Company evaluated the identified asset group and separately compared the estimated undiscounted cash flow for each asset group to the net book value of the related long-term asset. Based on this evaluation, the Company determined an impairment was present and then calculated the amount of the impairment by developing a fair value estimate of the asset group that was compared to the carrying value.

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment as of and for the three-months ended March 31, 2024.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate.   Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use.  These assumptions are considered nonrecurring Level 3 estimates.

9. Net Loss Per Share Attributable to Common Stockholders

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss (Numerator):
Net loss - basic and diluted	$(17,107)	$(16,096)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,903,040	27,774,536
Loss per share - basic and diluted	$(0.61)	$(0.58)

For the three months ended March 31, 2024 and 2023, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Outstanding options to purchase common stock	9,206,104	7,030,160
Total	9,206,104	7,030,160

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended March 31, 2024 and 2023. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of losses and credits attributable to periods before the change and could result in a reduction in the total losses and credits available.

11. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to litigation or legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation or legal proceeding, nor is management aware of any pending or threatened litigation that, in the opinion of the Company’s management, is likely to materially affect the Company’s business or financial results. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our “2023 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for NC410, LNCB74 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for NC410, LCNB74 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the anticipated benefits of our recently announced prioritization and restructuring plan;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of NC410, LNCB74 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with Yale University, LigaChem Biosciences, Inc. and other third parties;
●	our ability to retain key personnel;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and not having any products approved for commercial sale; our history of significant losses; our need and ability to obtain additional financing on acceptable terms or at all; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our technologies; risks related to our restructuring and reduction in force; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2023 Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or have disease progression on, current therapies, through the use of differentiated mechanisms of actions including Antibody-Drug Conjugates (“ADCs”), antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

Our product candidate NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of, and decoy protein for, LAIR-1 that is designed to block immune suppression mediated by LAIR-1.  Early preclinical correlative biomarker work suggests that NC410 has the potential to overcome tumor resistance by remodeling the tumor’s extracellular matrix  to remove a physical barrier surrounding the tumor to enhance T cell tumor killing.  We have exclusive worldwide rights to NC410. We are currently conducting a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck & Co., Inc.’s (Merck) anti-PD-1 therapeutic.  Based on clinical responses and biomarker observations, we are focused  on  ovarian cancer and colorectal cancer (CRC) patients who are immune checkpoint inhibitor (ICI) naïve.  In January 2024, we  completed enrollment of an additional 20 CRC patients in the 100 mg cohort and in March 2024 we commenced enrolling an additional 18 ovarian patients among the 100 mg and 200 mg cohorts. We expect to present CRC data at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2024 and ovarian cancer data in the second half of this year.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both improved safety and efficacy.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (“LigaChem Agreement”) with LigaChem Biosciences, Inc’s “(LigaChem”). To date, we have completed i) pre-clinical experiments in vitro and in vivo demonstrating potent tumor killing, ii) pilot toxicology studies, iii) received pre-IND feedback from the FDA, and iv) we are conducting ongoing activities associated with GLP toxicology studies, GMP manufacturing, and clinical development planning.   We plan to file an Investigational New Drug application (IND) in the fourth quarter of 2024.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline.  We paused our internal manufacturing operations and reduced our workforce. We expect these actions to extend our cash runway into the second half of 2026. In addition, we are seeking to partner our clinical programs NC525 and NC318 and our preclinical non-oncology programs NC605 for chronic bone diseases, and NC181 for Alzheimer’s disease.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all our efforts and financial resources to discovery, research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital, securing intellectual property rights related to the Company’s product candidates and organizing and staffing the Company.

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through March 31, 2024, we raised approximately $423 million in gross proceeds from the sale of equity instruments and previously received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended March 31, 2024 and 2023, was $17.1 million and $16.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $341.6 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $96.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

We cannot determine with certainty the duration and costs of future clinical trials of NC410, LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of NC410,  LNCB74 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of NC410 and LNCB74, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges consist of severance charges associated with a reduction in force, and include salary continuation, payroll taxes and company funded benefits.  Asset impairment charges reflect the write-down of long-lived assets that are considered impaired under ASC 360.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Operating expenses:
Research and development	$11,398	$11,647	$(249)
General and administrative	4,364	5,424	(1,060)
Restructuring and asset impairment charges	2,542	—	2,542
Loss from operations	(18,304)	(17,071)	(1,233)
Other income, net	1,197	975	222
Net loss	$(17,107)	$(16,096)	$(1,011)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Change
External research and development expenses:
NC410	$2,937	$1,300	$1,637
LNCB74, net of cost sharing	889	—	889
Other programs and preclinical development	4,013	4,206	(193)
Total external research and development expenses	7,839	5,506	2,333
Total internal research and development expenses	3,559	6,141	(2,582)
Total research and development expenses	$11,398	$11,647	$(249)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2024 decreased by $0.2 million compared to the three months ended March 31, 2023, as higher costs associated with adding patients in our Phase 1b clinical trial of NC410 in patients with ovarian cancer and colorectal cancer and net costs for the LNCB74 program were offset by lower internal costs, primarily due to reimbursement of costs subject to cost sharing under our collaboration with LigaChem and lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 decreased by $1.1 million compared to the three months ended March 31, 2023. The decrease was primarily due to lower payroll, lower stock compensation expense and lower insurance costs.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges were $2.5 million for the three months ended March 31, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force announced on March 21, 2024, and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements as a result of the pause in manufacturing that we announced on March 21, 2024. There were no restructuring and asset impairment charges in the three months ended March 31, 2023.

Other Income, Net

Other income, net for the three months ended March 31, 2024 increased by $0.2 million compared to the three months ended March 31, 2023, due to higher interest income as a result of lower amortization on our investments.

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

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.  As of March 31, 2024, no shares of our common stock had been sold pursuant to the Sales Agreement.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $96.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,606)	$(14,779)
Investing activities	17,881	18,122
Financing activities	1	—
Net increase in cash and cash equivalents	$5,276	$3,343

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.6 million for the three months ended March 31, 2024, which was primarily the result of our net loss of $17.1 million, partially offset by non-cash charges for depreciation of $0.8 million,  stock-based compensation of $1.7 million and impairment charges of $1.8 million, and $0.4 million provided by net changes in operating assets and liabilities. Net cash used in operating activities was $14.8 million for the three months ended March 31, 2023, which was primarily the result of our net loss of $16.1 million and a $2.0 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.0 million and stock-based compensation of $2.1 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $17.9 million, which was due to net proceeds from sales and maturities of marketable securities of $17.9 million. Net cash provided by investing activities for the three months ended March 31, 2023 was $18.1 million, which was primarily due to net proceeds from maturities of marketable securities of $18.4 million, partially offset by purchases of property and equipment of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,000 for the three months ended March 31, 2024 representing the exercise of stock options. Net cash provided by financing activities was $0 for the three months ended March 31, 2023.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2024, as compared to those disclosed in our 2023 Annual Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in valuing share-based compensation, including the fair value of our common stock in periods before our IPO. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies reported in our 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

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

NEXTCURE, INC.

Date: May 2, 2024	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 2, 2024	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer