Form 10-Q
period 2024-06-30
NextCure, Inc.
filed 2024-08-01
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, the registrant had 27,975,840 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

( in thousands, except share and per share amounts)

	June 30, 2024	December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$20,848	$13,082
Marketable securities	65,588	95,217
Prepaid expenses and other current assets	4,019	4,426
Total current assets	90,455	112,725
Property and equipment, net	6,699	9,033
Right of use assets	3,561	4,398
Other assets	1,874	1,882
Total assets	$102,589	$128,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,075	$2,330
Accrued liabilities and other liabilities	5,758	4,553
Total current liabilities	10,833	6,883
Lease liabilities, long term	5,590	5,949
Other long-term liabilities	725	785
Total liabilities	17,148	13,617
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; No shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 27,975,840 and 27,903,027 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	442,492	439,097
Accumulated other comprehensive loss	(86)	(222)
Accumulated deficit	(356,993)	(324,482)
Total stockholders’ equity	85,441	114,421
Total liabilities and stockholders’ equity	$102,589	$128,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,418	$13,447	$23,816	$25,094
General and administrative	4,076	5,711	8,440	11,135
Restructuring and asset impairment charges	—	—	2,542	—
Total operating expenses	16,494	19,158	34,798	36,229
Loss from operations	(16,494)	(19,158)	(34,798)	(36,229)
Other income, net	1,090	1,299	2,287	2,274
Net loss	$(15,404)	$(17,859)	$(32,511)	$(33,955)
Net loss per common share - basic and diluted	$(0.55)	$(0.64)	$(1.16)	$(1.22)
Weighted-average shares outstanding - basic and diluted	27,972,744	27,828,741	27,937,892	27,801,788
Comprehensive loss:
Net loss	$(15,404)	$(17,859)	$(32,511)	$(33,955)
Unrealized gain (loss) on marketable securities	96	(122)	136	569
Total comprehensive loss	$(15,308)	$(17,981)	$(32,375)	$(33,386)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	600	—	1	—	—	1
Unrealized gain on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	27,903,627	$28	$440,791	$(182)	$(341,589)	$99,048
Stock-based compensation	—	—	1,594	—	—	1,594
Exercise of stock options	13,985	—	22	—	—	22
Issuance of shares under ESPP	41,077	—	46	—	—	46
Issuance of shares from at-the-market sales, net of expenses	17,151	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	96	—	96
Net loss	—	—	—	—	(15,404)	(15,404)
Balance as of June 30, 2024	27,975,840	$28	$442,492	$(86)	$(356,993)	$85,441

	Six Months Ended June 30, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203
Stock-based compensation	—	—	2,125	—	—	2,125
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	60,375	—	78	—	—	78
Unrealized loss on marketable securities, net of tax $0	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(17,859)	(17,859)
Balance as of June 30, 2023	27,839,968	$28	$435,041	$(925)	$(295,714)	$138,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(32,511)	$(33,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,491	1,914
Amortization of premiums and discounts on marketable securities	(614)	(114)
Stock-based compensation	3,287	4,203
Asset impairment	1,786	—
Noncash operating lease expense	284	282
Changes in operating assets and liabilities:
Prepaid expenses and other assets	365	(175)
Accounts payable	2,745	(1,457)
Accrued liabilities and other liabilities	1,204	150
Lease liabilities	(359)	(318)
Other long-term liabilities	(60)	(56)
Net cash used in operating activities	(22,382)	(29,526)
Cash flows from investing activities:
Sales and maturities of marketable securities	63,961	87,048
Purchases of marketable securities	(33,582)	(61,688)
Purchases of property and equipment	(338)	(528)
Net cash provided by investing activities	30,041	24,832
Cash flows from financing activities:
Net proceeds from at-the-market sales	39	—
Proceeds from exercise of stock options	22	5
Proceeds from shares issued under ESPP	46	78
Net cash provided by financing activities	107	83
Net increase (decrease) in cash and cash equivalents	7,766	(4,611)
Cash and cash equivalents – beginning of period	13,082	26,630
Cash and cash equivalents – end of period	$20,848	$22,019
Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$42

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2024, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $86.4 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Marketable Securities

Marketable securities consist of the following:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$51,402	$21	$(98)	$51,325
U.S. Treasury and Government agencies	14,273	—	(10)	14,263
Total	$65,675	$21	$(108)	$65,588

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$73,334	$36	$(210)	$73,160
U.S. Treasury and Government agencies	22,105	5	(53)	22,057
Total	$95,439	$41	$(263)	$95,217

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of June 30, 2024, the Company had investments with a total fair market value of $56.7 million in an unrealized loss position, of which $19.0 million were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that the prevailing high interest rates were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of June 30, 2024:

	June 30, 2024
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$65,675	$65,588
Over 1 year	—	—
Total investments available-for-sale	$65,675	$65,588

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.6 million and $0.8 million as June 30, 2024 and December 31, 2023, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$18,369	$18,369	$—	$—
Treasury bills	1,979	—	1,979	—
Marketable securities:
Corporate bonds	51,325	—	51,325	—
U.S. Treasury and Government agencies	14,263	—	14,263	—
Total	$85,936	$18,369	$67,567	$—

	December 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,582	$12,582	$—	$—
Marketable securities:
Corporate bonds	73,160	—	73,160	—
U.S. Treasury and Government agencies	22,057	—	22,057	—
Total	$107,799	$12,582	$95,217	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2024.

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

Operating lease expense was $254,000 and $272,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. Operating lease expense was $526,000 and $544,000 for the six months ended June 30, 2024 and June 30, 2023, respectively. Operating cash flows used for operating leases during the six months ended June 30, 2024 and June 30, 2023 were $559,000 and $512,000, respectively. As of June 30, 2024, the weighted-average remaining lease term was 5.75 years, and the weighted average discount rate was 7.47%.

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2024	$568
2025	1,214
2026	1,355
2027	1,396
2028	1,438
Thereafter	1,857
Total future minimum payments	$7,828
Less: present value discount	(1,540)
Present value of lease liabilities	$6,288

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of June 30, 2024, 1,013,018 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2023	6,817,102	$8.83	7.3	$52
Granted	2,959,150	$1.66	—	—
Exercised	(14,585)	$1.55	—	—
Forfeitures	(651,179)	$3.72	—	—
Outstanding as of June 30, 2024	9,110,488	$6.88	7.6	755
Exercisable as of June 30, 2024	4,667,236	$10.99	6.2	$183
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2023 and June 30, 2024.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2024 was $1.19 using the Black-Scholes option pricing model. There were 14,585 stock options exercised during the six months ended June 30, 2024. As of June 30, 2024, there was $7.2 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 1.7 years.

The aggregate grant date fair value of stock options vested during the six months ended June 30, 2024 and 2023 was approximately $3.1 million and $5.3 million, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$714	$741	$1,383	$1,463
General and administrative	880	1,384	1,904	2,740
Total stock-based compensation expense	$1,594	$2,125	$3,287	$4,203

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2024		2023
Expected term	5.8	years	6.1	years
Expected volatility	83.3%		81.4%
Risk free interest rate	4.1%		3.5 - 4.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of June 30, 2024, 214,094 shares of common stock had been issued pursuant to the ESPP and 855,616 shares were reserved for future issuance thereunder.

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

As of June 30, 2024, LNCB74 was the lone co-development product and was in the early stages of development.  During the three and six months ended June 30, 2024, the Company incurred more costs than LigaChem under the Agreement, and recorded a reduction in costs of $0.6 million and $1.4 million, respectively, reflecting the 50-50 cost sharing terms under the Agreement.  Further, the Company and LigaChem finalized the cost sharing adjustments from the fourth quarter of 2023, resulting in an additional reduction in costs of $1.6 million that was recorded in the first quarter of 2024. As of June 30, 2024, the Company recorded a receivable from LigaChem of $0.6 million.

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

The following table summarizes the activity for accrued severance costs for the three months ended June 30, 2024 (in thousands):

2024
Severance accrual, April 1	$635
Charges	-
Cash payments	(635)
Severance accrual, June 30	$-

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment as of and for the three months ended March 31, 2024. No additional impairment charges were recorded for the three months ended June 30, 2024.

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate.   Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use.  These assumptions are considered nonrecurring Level 3 estimates.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss (Numerator):
Net loss - basic and diluted	$(15,404)	$(17,859)	$(32,511)	$(33,955)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,972,744	27,828,741	27,937,892	27,801,788
Loss per share - basic and diluted	$(0.55)	$(0.64)	$(1.16)	$(1.22)

For the three and six months ended June 30, 2024 and 2023, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Outstanding options to purchase common stock	9,110,488	7,121,924
Total	9,110,488	7,121,924

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six month periods ended June 30, 2024 and 2023. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Our product candidate NC410 is a fusion protein of LAIR-2, a naturally occurring soluble version of, and decoy protein for, LAIR-1 that is designed to block immune suppression mediated by LAIR-1.  Early preclinical correlative biomarker work suggests that NC410 has the potential to overcome tumor resistance by remodeling the tumor’s extracellular matrix  to remove a physical barrier surrounding the tumor to enhance T cell tumor killing.  We have exclusive worldwide rights to NC410. We are currently conducting a Phase 1b/2 clinical trial to evaluate NC410 in combination with KEYTRUDA® (pembrolizumab), Merck & Co., Inc.’s (Merck) anti-PD-1 therapeutic.  Based on clinical responses and biomarker observations, we are focused  on  ovarian cancer and colorectal cancer (CRC) patients who are immune checkpoint inhibitor (ICI) naïve.  In January 2024, we  completed enrollment of an additional 20 CRC patients in the 100 mg cohort and in June 2024, we completed enrolling an additional 16 ovarian patients among the 100 mg and 200 mg cohorts.  Also in June 2024, we presented initial clinical data from this study at the American Society of Clinical Oncology (ASCO) Annual Meeting. We expect to present the additional ovarian cancer patient data along with an update on the CRC data in the fourth quarter of this year.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both improved safety and efficacy.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (“LigaChem Agreement”) with LigaChem Biosciences, Inc’s “(LigaChem”). To date, we have  i) completed pre-clinical experiments in vitro and in vivo demonstrating potent tumor killing, ii) completed pilot toxicology studies, iii) received pre-IND feedback from the U.S. Food and Drug Administration (the “FDA”), iv) completed GLP toxicology studies, and v) conducted ongoing activities associated with GMP manufacturing, and clinical development planning. We plan to file an Investigational New Drug application (IND) in the fourth quarter of this year.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through March 31, 2024, we raised approximately $423 million in gross proceeds from the sale of equity instruments and previously received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended June 30, 2024 and 2023 was $15.4 million and $17.9 million, respectively. Our net loss for the six months ended June 30, 2024 and 2023 was $32.5 million and $34.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $357.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $86.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$12,418	$13,447	$(1,029)	$23,816	$25,094	$(1,278)
General and administrative	4,076	5,711	(1,635)	8,440	11,135	(2,695)
Restructuring and asset impairment charges	—	—	—	2,542	—	2,542
Loss from operations	(16,494)	(19,158)	2,664	(34,798)	(36,229)	1,431
Other income, net	1,090	1,299	(209)	2,287	2,274	13
Net loss	$(15,404)	$(17,859)	$2,455	$(32,511)	$(33,955)	$1,444

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
External research and development expenses:
NC410	$1,950	$2,511	$(561)	$4,887	$3,810	$1,077
LNCB74, net of cost sharing	2,048	—	2,048	2,937	—	2,937
Other programs and preclinical development	3,546	4,808	(1,262)	7,558	9,015	(1,457)
Total external research and development expenses	7,544	7,319	225	15,382	12,825	2,557
Total internal research and development expenses	4,874	6,128	(1,254)	8,434	12,269	(3,835)
Total research and development expenses	$12,418	$13,447	$(1,029)	$23,816	$25,094	$(1,278)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2024 decreased by $1.0 million compared to the three months ended June 30, 2023, as costs for the LNCB74 program were offset by lower costs on other programs and preclinical development and lower internal costs, primarily due to lower personnel-related costs and depreciation.

Research and development expenses for the six months ended June 30, 2024 decreased by $1.3 million compared to the six months ended June 30, 2023, as higher costs associated with adding patients in our Phase 1b clinical trial of NC410 in patients with ovarian cancer and colorectal cancer and net costs for the LNCB74 program were offset by lower costs on other programs and preclinical development and lower internal costs, primarily due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 decreased by $1.6 million compared to the three months ended June 30, 2023. The decrease was primarily due to lower payroll, lower stock compensation expense, lower professional fees and lower insurance costs.

General and administrative expenses for the six months ended June 30, 2024 decreased by $2.7 million compared to the six months ended June 30, 2023. The decrease was primarily due to the same factors stated above.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges were $2.5 million for the six months ended June 30, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force announced on March 21, 2024, and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements as a result of the pause in manufacturing that we announced on March 21, 2024. There were no restructuring and asset impairment charges for the three and six months ended June 30, 2023.

Other Income, Net

Other income, net for the three months ended June 30, 2024 decreased by $0.2 million compared to the three months ended June 30, 2023, due to lower interest income as a result of lower cash available to invest.

Other income, net was $2.3 million for both the six months ended June 30, 2024 and 2023, as lower amortization of premiums on our investments offset lower cash available to invest.

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

On August 4, 2023, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $75 million of our common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by us of the appropriate sources of funding for the Company.  In the three months ended June 30, 2024, we sold 17,151 shares of common stock for net proceeds of approximately $39,000.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $86.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(22,382)	$(29,526)
Investing activities	30,041	24,832
Financing activities	107	83
Net increase (decrease) in cash and cash equivalents	$7,766	$(4,611)

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.4 million for the six months ended June 30, 2024, which was primarily the result of our net loss of $32.5 million, partially offset by non-cash charges for depreciation of $1.5 million,  stock-based compensation of $3.3 million and impairment charges of $1.8 million, and $3.9 million provided by net changes in operating assets and liabilities. Net cash used in operating activities was $29.5 million for the six months ended June 30, 2023, which was primarily the result of our net loss of $34.0 million and a $1.9 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.9 million and stock-based compensation of $4.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $30.0 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $30.4 million. Net cash provided by investing activities for the six months ended June 30, 2023 was $24.8 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $25.4 million, partially offset by purchases of property and equipment of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024 representing the exercise of stock options, sales of stock under the ESPP and the sale of 17,151 shares of common stock under the Sales Agreement. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2023 representing sales of our stock under the ESPP and the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2024, as compared to those disclosed in our 2023 Annual Report.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies reported in our 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

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

NEXTCURE, INC.

Date: August 1, 2024	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 1, 2024	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer