Form 10-Q
period 2024-09-30
NextCure, Inc.
filed 2024-11-07
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, the registrant had 28,006,684 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

( in thousands, except share and per share amounts)

	September 30, 2024	December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$27,702	$13,082
Marketable securities	47,606	95,217
Prepaid expenses and other current assets	3,385	4,426
Total current assets	78,693	112,725
Property and equipment, net	6,167	9,033
Right of use assets	3,415	4,398
Other assets	2,070	1,882
Total assets	$90,345	$128,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,613	$2,330
Accrued liabilities and other liabilities	5,059	4,553
Total current liabilities	8,672	6,883
Lease liabilities, long term	5,388	5,949
Other long-term liabilities	693	785
Total liabilities	14,753	13,617
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; No shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 27,975,840 and 27,903,027 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	444,021	439,097
Accumulated other comprehensive income (loss)	76	(222)
Accumulated deficit	(368,533)	(324,482)
Total stockholders’ equity	75,592	114,421
Total liabilities and stockholders’ equity	$90,345	$128,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$8,770	$11,010	$32,586	$36,104
General and administrative	3,725	4,608	12,165	15,743
Restructuring and asset impairment charges	—	—	2,542	—
Total operating expenses	12,495	15,618	47,293	51,847
Loss from operations	(12,495)	(15,618)	(47,293)	(51,847)
Other income, net	955	1,317	3,242	3,591
Net loss	$(11,540)	$(14,301)	$(44,051)	$(48,256)
Net loss per common share - basic and diluted	$(0.41)	$(0.51)	$(1.58)	$(1.73)
Weighted-average shares outstanding - basic and diluted	27,975,840	27,839,968	27,950,634	27,814,655
Comprehensive loss:
Net loss	$(11,540)	$(14,301)	$(44,051)	$(48,256)
Unrealized gain on marketable securities	162	322	298	891
Total comprehensive loss	$(11,378)	$(13,979)	$(43,753)	$(47,365)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	600	—	1	—	—	1
Unrealized gain on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	27,903,627	$28	$440,791	$(182)	$(341,589)	$99,048
Stock-based compensation	—	—	1,594	—	—	1,594
Exercise of stock options	13,985	—	22	—	—	22
Issuance of shares under ESPP	41,077	—	46	—	—	46
Issuance of shares from at-the-market sales, net of expenses	17,151	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	96	—	96
Net loss	—	—	—	—	(15,404)	(15,404)
Balance as of June 30, 2024	27,975,840	$28	$442,492	$(86)	$(356,993)	$85,441
Stock-based compensation	—	—	1,529	—	—	1,529
Unrealized gain on marketable securities, net of tax $0	—	—	—	162	—	162
Net loss	—	—	—	—	(11,540)	(11,540)
Balance as of September 30, 2024	27,975,840	$28	$444,021	$76	$(368,533)	$75,592

	Nine Months Ended September 30, 2023

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	2,078	—	—	2,078
Unrealized gain on marketable securities, net of tax	—	—	—	691	—	691
Net loss	—	—	—	—	(16,096)	(16,096)
Balance as of March 31, 2023	27,774,536	$28	$432,833	$(803)	$(277,855)	$154,203
Stock-based compensation	—	—	2,125	—	—	2,125
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	60,375	—	78	—	—	78
Unrealized loss on marketable securities, net of tax $0	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(17,859)	(17,859)
Balance as of June 30, 2023	27,839,968	$28	$435,041	$(925)	$(295,714)	$138,430
Stock-based compensation	—	—	2,001	—	—	2,001
Unrealized gain on marketable securities, net of tax $0	—	—	—	322	—	322
Net loss	—	—	—	—	(14,301)	(14,301)
Balance as of September 30, 2023	27,839,968	$28	$437,042	$(603)	$(310,015)	$126,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,051)	$(48,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,191	2,860
Amortization of premiums and discounts on marketable securities	(947)	(432)
Stock-based compensation	4,816	6,204
Asset impairment	1,786	—
Noncash operating lease expense	422	426
Changes in operating assets and liabilities:
Prepaid expenses and other assets	811	38
Accounts payable	1,283	(1,668)
Accrued liabilities and other liabilities	506	(907)
Lease liabilities	(561)	(485)
Other long-term liabilities	(92)	(84)
Net cash used in operating activities	(33,836)	(42,304)
Cash flows from investing activities:
Sales and maturities of marketable securities	88,965	97,605
Purchases of marketable securities	(40,109)	(61,688)
Purchases of property and equipment	(508)	(807)
Net cash provided by investing activities	48,348	35,110
Cash flows from financing activities:
Net proceeds from at-the-market sales	39	—
Proceeds from exercise of stock options	23	5
Proceeds from shares issued under ESPP	46	78
Net cash provided by financing activities	108	83
Net increase (decrease) in cash and cash equivalents	14,620	(7,111)
Cash and cash equivalents – beginning of period	13,082	26,630
Cash and cash equivalents – end of period	$27,702	$19,519
Supplemental disclosures of cash flow information:
Cash paid for interest	$55	$62

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2024, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $75.3 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.

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

Recently Issued Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards, which is generally consistent with required adoption dates of private companies. The Company will cease to be an EGC effective December 31, 2024, meaning it will have to comply with all applicable SEC requirements for non-EGC’s starting with its next Form 10-K filing.

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). All other ASUs issued subsequent to the filing of the Company’s

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

Marketable securities consist of the following:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$39,586	$72	$(2)	$39,656
U.S. Treasury and Government agencies	7,944	6	—	7,950
Total	$47,530	$78	$(2)	$47,606

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$73,334	$36	$(210)	$73,160
U.S. Treasury and Government agencies	22,105	5	(53)	22,057
Total	$95,439	$41	$(263)	$95,217

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of September 30, 2024, the Company had investments with a total fair market value of $6.6 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of September 30, 2024:

	September 30, 2024
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$40,992	$41,042
Over 1 year	6,538	6,564
Total investments available-for-sale	$47,530	$47,606

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.3 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,346	$27,346	$—	$—
Marketable securities:
Corporate bonds	39,656	—	39,656	—
U.S. Treasury and Government agencies	7,950	—	7,950	—
Total	$74,952	$27,346	$47,606	$—

	December 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,582	$12,582	$—	$—
Marketable securities:
Corporate bonds	73,160	—	73,160	—
U.S. Treasury and Government agencies	22,057	—	22,057	—
Total	$107,799	$12,582	$95,217	$—

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2024.

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

Operating lease expense was $253,000 and $272,000 for the three months ended September 30, 2024 and September 30, 2023, respectively. Operating lease expense was $779,000 and $816,000 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Operating cash flows used for operating leases during the nine months ended September 30, 2024 and September 30, 2023 were $843,000 and $757,000, respectively. As of September 30, 2024, the weighted-average remaining lease term was 5.5 years, and the weighted average discount rate was 7.47%.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2024	$284
2025	1,214
2026	1,355
2027	1,396
2028	1,438
Thereafter	1,857
Total future minimum payments	$7,544
Less: present value discount	(1,424)
Present value of lease liabilities	$6,120

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

As of September 30, 2024, 1,221,931 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2023	6,817,102	$8.83	7.3	$52
Granted	2,974,950	$1.65	—	—
Exercised	(14,585)	$1.55	—	—
Forfeitures	(885,459)	$3.43	—	—
Outstanding as of September 30, 2024	8,892,008	$6.98	7.3	303
Exercisable as of September 30, 2024	4,844,594	$10.82	6.0	$101
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2023 and September 30, 2024.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2024 was $1.19 using the Black-Scholes option pricing model. There were 14,585 stock options exercised during the nine months ended September 30, 2024. As of September 30, 2024, there was $5.4 million of total unrecognized

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 1.6 years.

The aggregate grant date fair value of stock options vested during the nine months ended September 30, 2024 and 2023 was approximately $4.0 million and $7.2 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$689	$721	$2,072	$2,184
General and administrative	840	1,280	2,744	4,020
Total stock-based compensation expense	$1,529	$2,001	$4,816	$6,204

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2024		2023
Expected term	5.8	years	6.1	years
Expected volatility	83.3%		81.4%
Risk free interest rate	4.1%		3.5 - 4.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2024, 214,094 shares of common stock had been issued pursuant to the ESPP and 855,616 shares were reserved for future issuance thereunder.

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

Given the involvement by both parties under this Agreement, management assessed the criteria under ASC 808 to determine if such agreement is within the scope of ASC 808. Based on the terms of the Agreement, the Company concluded that the Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company and LigaChem are active participants in the activities associated with the Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development pursuant to the Agreement are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of September 30, 2024, LNCB74 was the lone co-development product and was in the early stages of development.  During the three and nine months ended September 30, 2024, the Company incurred more costs than LigaChem under the Agreement, and recorded a reduction in costs of $0.3 million and $1.7 million, respectively, reflecting the 50-50 cost sharing terms under the Agreement.  Further, the Company and LigaChem finalized the cost sharing adjustments from the fourth quarter of 2023, resulting in an additional reduction in costs of $1.6 million that was recorded in the first quarter of 2024. As of September 30, 2024, the Company recorded a receivable from LigaChem of $0.5 million.

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

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended March 31, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring.  This $0.8 million was paid out in full during the three months ended June 30, 2024, and there is no remaining liability as of September 30, 2024.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended March 31, 2024. No additional impairment charges were recorded for the three months ended September 30, 2024.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss (Numerator):
Net loss - basic and diluted	$(11,540)	$(14,301)	$(44,051)	$(48,256)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	27,975,840	27,839,968	27,950,634	27,814,655
Loss per share - basic and diluted	$(0.41)	$(0.51)	$(1.58)	$(1.73)

For the three and nine months ended September 30, 2024 and 2023, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Outstanding options to purchase common stock	8,892,008	6,913,348
Total	8,892,008	6,913,348

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine month periods ended September 30, 2024 and 2023. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our “2023 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for any product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for any product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	the anticipated benefits of our recently announced prioritization and restructuring plan;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of any product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with Yale University, LigaChem Biosciences, Inc. and other third parties;
●	our ability to retain key personnel;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the potential that positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and lack of any products approved for commercial sale; our history of significant losses; our need and ability to obtain additional financing on acceptable terms or at all; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our technologies; risks related to our restructuring and reduction in force; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2023 Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both improved safety and efficacy compared to other ADCs targeting B7-H4.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (“LigaChem Agreement”) with LigaChem Biosciences, Inc. “(LigaChem”). Preclilnical studies demonstrated potent tumor killing in disease models and a favorable safety profile. We plan to file an IND application by year-end and advance into Phase 1, subject to and shortly after our receipt of an FDA safe-to-proceed letter.

In November 2024, we announced an update on ovarian cancer and colorectal cancer (CRC) patients in the Phase 1b portion of a Phase1b/2 study evaluating NC410, a fusion protein of LAIR-2 that we have exclusive worldwide rights to, in combination with KEYTRUDA® (pembrolizumab), Merck & Co., Inc.’s anti-PD-1 therapeutic. As of October 14, there are four active ovarian cancer and seven active CRC patients that remain in the study, and they will continue to be monitored.  Previously reported clinical responses to date and biomarker data support the proposed mechanism of action of NC410.  As we continue to close out the existing study and finalize the data set, we plan to seek partnering or third party financing to advance NC410 in further clinical trials.

In addition, we are seeking to partner our clinical programs NC525 and NC318 and pursue a partner or third party financing to advance our preclinical non-oncology programs.  Our non-oncology programs include NC181, a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease, and NC605, an antibody that targets Siglic-15 for the treatment of osteogenesis imperfecta.  We believe that both of these non-oncology programs have the potential to file an IND application within twelve to eighteen months if financial support from a partner or third parties is secured.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline. We paused our internal manufacturing operations and reduced our workforce. In part because of these actions, we expect to fund our operations into the second half of 2026 with our existing cash position of approximately $75.3 million as of September 30, 2024.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all our efforts and financial resources to discovery, research, and development activities for the Company’s product candidates, identifying business development opportunities, raising capital, securing intellectual property rights related to the Company’s product candidates and organizing and staffing the Company.

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through September 30, 2024, we raised approximately $423 million in gross proceeds from the sale of equity instruments and previously received a $25 million upfront payment from our former collaboration partner.  Our net loss for the three months ended September 30, 2024 and 2023 was $11.5 million and $14.3 million, respectively. Our net loss for the nine months ended September 30, 2024 and 2023 was $44.1 million and $48.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $368.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $75.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance LNCB74 through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur expenses relating to ramping up clinical development activities with respect to LNCB74, concluding our Phase 1b/2 clinical trial of NC410 in combination with pembrolizumab, and other research and development activities.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, research activities, and development and testing of our product candidates:

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

We cannot determine with certainty the duration and costs of future clinical trials of  LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of  LNCB74 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of LNCB74, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	our ability to obtain partnerships for our other programs;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Restructuring and Asset Impairment Charges

Restructuring charges consist of severance charges associated with a reduction in force, and include salary continuation, payroll taxes and company funded benefits.  Asset impairment charges reflect the write-down of long-lived assets that are considered impaired under ASC 360.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$8,770	$11,010	$(2,240)	$32,586	$36,104	$(3,518)
General and administrative	3,725	4,608	(883)	12,165	15,743	(3,578)
Restructuring and asset impairment charges	—	—	—	2,542	—	2,542
Loss from operations	(12,495)	(15,618)	3,123	(47,293)	(51,847)	4,554
Other income, net	955	1,317	(362)	3,242	3,591	(349)
Net loss	$(11,540)	$(14,301)	$2,761	$(44,051)	$(48,256)	$4,205

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
External research and development expenses:
LNCB74, net of cost sharing	556	215	341	3,493	472	3,021
Other programs and preclinical development	4,072	5,171	(1,099)	16,518	17,739	(1,221)
Total external research and development expenses	4,628	5,386	(758)	20,011	18,211	1,800
Total internal research and development expenses	4,142	5,624	(1,482)	12,575	17,893	(5,318)
Total research and development expenses	$8,770	$11,010	$(2,240)	$32,586	$36,104	$(3,518)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.  The majority of other program expenses in the table above represent clinical programs that we seek to partner.

Research and development expenses for the three months ended September 30, 2024 decreased by $2.2 million compared to the three months ended September 30, 2023, due to lower costs on other programs and preclinical development and lower internal costs, primarily lower personnel-related costs and depreciation.

Research and development expenses for the nine months ended September 30, 2024 decreased by $3.5 million compared to the nine months ended September 30, 2023, as net costs for the LNCB74 program were offset by lower costs on other programs and preclinical development and lower internal costs, primarily lower personnel-related costs and depreciation.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 decreased by $0.9 million compared to the three months ended September 30, 2023. The decrease was primarily due to lower payroll, lower stock compensation expense, and lower insurance costs.

General and administrative expenses for the nine months ended September 30, 2024 decreased by $3.6 million compared to the nine months ended September 30, 2023. The decrease was primarily due to lower payroll, lower stock compensation expense, and lower insurance costs.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges were $2.5 million for the nine months ended September 30, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force announced on March 21, 2024, and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements as a result of the pause in manufacturing that we announced on March 21, 2024. There were no restructuring and asset impairment charges for the three and nine months ended September 30, 2023.

Other Income, Net

Other income, net for the three months ended September 30, 2024 decreased by $0.4 million compared to the three months ended September 30, 2023, due to lower interest income as a result of lower cash available to invest.

Other income, net for the nine months ended September 30, 2024 decreased by $0.3 million compared to the nine months ended September 30, 2023, as lower interest income as a result of lower cash available to invest was partially offset by higher accretion of investment discounts on marketable securities.

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

On August 4, 2023, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $75 million of our common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by us of the appropriate sources of funding for the Company.  In the nine months ended September 30, 2024, we sold 17,151 shares of common stock for net proceeds of approximately $39,000.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $75.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(33,836)	$(42,304)
Investing activities	48,348	35,110
Financing activities	108	83
Net increase (decrease) in cash and cash equivalents	$14,620	$(7,111)

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2024, which was primarily the result of our net loss of $44.1 million, partially offset by non-cash charges for depreciation of $2.2 million,  stock-based compensation of $4.8 million and impairment charges of $1.8 million, and $1.9 million provided by net changes in operating assets and liabilities. Net cash used in operating activities was $42.3 million for the nine months ended September 30, 2023, which was primarily the result of our net loss of $48.3 million and a $3.1 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $2.9 million and stock-based compensation of $6.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $48.3 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $48.9 million. Net cash provided by investing activities for the nine months ended September 30, 2023 was $35.1 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $35.9 million, partially offset by purchases of property and equipment of $0.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024 representing the exercise of stock options, sales of stock under the ESPP and the sale of 17,151 shares of common stock under the Sales Agreement. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2023 representing sales of our stock under the ESPP and the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2024, as compared to those disclosed in our 2023 Annual Report.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies reported in our 2023 Annual Report.

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

Emerging Growth Company Status

As an emerging growth company, or “EGC”, under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company will cease to be an EGC effective December 31, 2024, meaning it will have to comply with all applicable SEC requirements for non-EGC’s starting with its next Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

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

NEXTCURE, INC.

Date: November 7, 2024	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer