Form 10-K
period 2024-12-31
NextCure, Inc.
filed 2025-03-06
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43.6 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 3, 2025, the registrant had 28,006,684 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for LNCB74 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing or likelihood of regulatory filings for LCNB74 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of LNCB74 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with LigaChem Biosciences, Inc., Yale University and other third parties;
●	our ability to retain key personnel;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	our ability to maintain listing of our common stock on the Nasdaq Global Select Market;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could result in delays in product development and in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Initial positive trial results and positive results from preclinical studies and early-stage clinical trials may not be predictive or indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could encounter difficulties enrolling patients in our clinical trials due to pandemics or other factors.
●	Because the numbers of subjects in our Phase 1 clinical trial are small, the results from the trial, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	We are studying and developing product candidates in combination with other therapies, which exposes us to additional regulatory risks.
●	We depend on data and our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience, as an organization and with our manufacturing facility, is limited.
●	We may be unable to secure sufficient quantities of our product candidates economically, or at the necessary scale, whether through use of a third party, by scaling up our paused manufacturing operations, or by otherwise failing to source adequate supply of our product candidates which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers, their inability to comply with applicable regulatory requirements, or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our product candidates, but we have to-date obtained only a small number of patents from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims, or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	In the future, we may need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We are currently not in compliance with the continued listing standards of the Nasdaq Global Select Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.
●	We have been and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.
●	If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on current therapies, through the use of differentiated mechanisms of actions including Antibody-Drug Conjugates (“ADCs”). We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, we have devoted substantially all of our efforts and financial resources to discovery, research and development activities for our product candidates, identifying business development opportunities, raising capital and securing intellectual property rights related to our product candidates.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian and endometrial cancers, that we believe represents a large market opportunity.  We believe LNCB74 will be positioned as a promising B7-H4 ADC with both potential improved safety and efficacy compared to other ADCs targeting B7-H4.  Preclinical studies demonstrated potent tumor killing in disease models and a favorable safety profile. LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (the “LigaChem Agreement”) with LigaChem Biosciences, Inc. formerly known as LegoChem Biosciences, Inc., or (“LigaChem”).

In December 2024, we announced that the U.S. Food and Drug Administration (the “FDA”) accepted an Investigational New Drug (“IND”) application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression.  We announced in January 2025 that the first patient had been dosed in our Phase 1 trial of LNCB74, and we are currently within cohort 2 of the dose escalation portion of the Phase 1 trial, enrolling patients with various tumor types, including breast, ovarian, and endometrial cancers.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and pursue partners or third-party financing to advance our preclinical non-oncology programs: NC605 for chronic bone diseases; and NC181 for Alzheimer’s disease.

Our Strategy

The crucial elements of our business strategy include the following:

●	Accelerating development of LNCB74, a differentiated ADC focused on B7-H4, a clinically validated target. Building on our strong know-how and previous clinical experience with B7-H4, we have created a new mAb intermediate and combined it with LigaChem’s differentiated ADC technology to create a promising B7-H4 ADC for the treatment of B7-H4 expressing cancers. We are currently in cohort 2 of the dose escalation portion of the Phase 1 trial. We plan to initiate backfill cohorts in the second half of 2025.
●	Pursuing partnering of our clinical oncology programs NC410 and NC525 as well as our non-oncology preclinical programs. Based on our focus on LNCB74, we will seek partnering, licensing or other strategic approaches for our NC410 and NC525 programs. Our non-oncology programs include NC181, a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease, and NC605, an antibody that targets Siglec-15 for the treatment of osteogenesis imperfecta. We believe that both of these non-oncology programs have the potential to file an IND application within 12 to 18 months if financial support from partners or third parties is secured.

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

In December 2024, we announced that the FDA accepted the IND application and we are currently in cohort 2 of the dose escalation portion of the Phase 1 trial in patients with various tumor types, including breast, ovarian, and endometrial cancers. We plan to initiate backfill cohorts in the second half of 2025. LNCB74 is being advanced under the LigaChem Agreement pursuant to which both parties equally share the costs of development and profits. In April 2023, the parties designated LNCB74 as the first of up to three co-development candidates.

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

LNCB74 is comprised of a NextCure generated mAb intermediate, specific for B7-H4 protein, engineered with a sequence to facilitate site-specific conjugation of the antibody and linker arm to facilitate generation of an ADC. It is conjugated with a proprietary LigaChem developed beta-glucuronide cleavable linker technology known as “ConjuAll” that leverages a novel selective payload release of MMAE for tumor killing and also allowing for “bystander” killing of neighboring tumor cells while minimizing toxicity in non-tumor cells.

Clinical Development Plan

We initiated a Phase 1 dose-escalation and dose expansion/optimization study to evaluate the safety, tolerability and preliminary anti-tumor activity of LNCB74 in patients with tumor types known to have high B7-H4 expression.  The dose escalation and backfill cohorts (Part 1) will identify two recommended dose levels for further evaluation based on safety and anti-tumor activity. Once the two recommended doses are established, tumor type-specific randomized dose expansion/optimization cohorts will be opened in Part 2 of the study. The objective of this part of the study will be to define a recommended Phase 2 dose and to define clinical activity in one or more histologically defined B7-H4 expressing tumor types for a potential single-arm or randomized registrational trial for accelerated approval. In February 2025, we cleared the first cohort in the dose escalation portion of the LNCB74 Phase 1 clinical trial and are currently within cohort 2.

Based on our focus on LNCB74, we are seeking to partner, license or advance through other strategic approaches NC410 and NC525 and our non-oncology preclinical programs NC605 and NC181.

Clinical Oncology Programs

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

NC525

NC525 is a novel LAIR-1 antibody that selectively targets Acute Myeloid Leukemia (AML), blast cells and leukemic stem cells (LSCs). Preclinical data show that NC525 kills AML blast cells and LSCs while sparing hematopoietic stem and progenitor cells (HSPCs). Preclinical data also show that NC525: (i) inhibits colony formation of AML LSCs in vitro; (ii) inhibits AML growth in the MV4-11 derived xenographs (CDX) animal model in vivo; and (iii) restricts AML progression in patient-derived xenografts (PDX) in vivo. We have exclusive worldwide rights to NC525.

Preclinical Programs

NC181

NC181 is a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease (AD). In preclinical AD animal models, NC181 has demonstrated amyloid clearance, prevention of amyloid deposition, plaque clearance and reduced neuroinflammation. Preclinical studies have demonstrated that NC181 reduces microhemorrhages and improves cerebral vascular function; lowers risk Amyloid Related Imaging Abnormalities (ARIA).  We have exclusive worldwide rights to NC181.

NC605

NC605 is an antibody that targets Siglec-15.   Preclinical data reported NC605 treatment reduced bone loss and enhanced bone quality in mice with OI.  OI is a rare disorder that results in high bone turnover, abnormal bone formation, bone fragility, and recurrent fractures.  NC605 could also have applications in chronic bone diseases such as osteoarthritis and non-union fractures.  We have exclusive worldwide rights to NC605.

We believe that both of these non-oncology programs have the potential to file an IND application within 12 to 18 months if financial support from partners or third parties is secured.

Our Collaboration Agreements

LigaChem Agreement

In November 2022, the Company entered into the LigaChem Agreement to develop up to three ADCs. Under the terms of the LigaChem Agreement, both parties equally share the costs of developing the ADC products and profits on commercialized products. The collaboration consists of up to three research programs for which a research plan will be developed. With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it. Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan. Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product. Upon designation of a co-development product, development of the product under a cost sharing on a 50-50 basis between the Company and LigaChem would begin. The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem. If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits. There are no implied licenses or other rights created under the LigaChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LigaChem Agreement. As such, LNCB74 is being advanced as the first co-development product under the LigaChem Agreement subject to cost sharing on a 50-50 basis between Company and LigaChem.

Agreement with Yale University

We entered into a license agreement with Yale University (“Yale”), in December 2015 (the “Yale Agreement”) pursuant to which we obtained an exclusive, royalty-bearing, sublicensable worldwide license to products that either incorporate certain licensed patents used in the discovery of targets or arise out of research and development of  Dr. Chen’s laboratory at Yale, including S15.  We subsequently amended the Yale Agreement in January 2020, October 2021 and September 2022. We are obligated to pay Yale low single-digit royalties on sales of products that are either covered by the patents licensed to us under the Yale Agreement or arise out of work with Dr. Chen, including with his laboratory, as a result of research under the corporate sponsored research agreement described below, subject to minimum annual royalty payments in the low to mid hundreds of thousands of dollars. Until we are required to pay royalties under the Yale Agreement, we must pay an annual license maintenance fee to Yale in the mid to high tens of thousands of dollars. In addition, with respect to each product covered by licenses under the Yale Agreement, we are obligated to pay Yale milestone payments upon (i) the initiation of each of a Phase 1 clinical trial, Phase 2 clinical trial and Phase 3 clinical trial or a pivotal trial, (ii) first commercial sale in the United States and (iii) first commercial sale in China, Japan or a major European country, in an aggregate amount of up to $2,975,000. The term of the license agreement with Yale runs, on a country-by-country basis, until the later of the expiration of all licensed patents or 10 years from the first commercial sale in such country, unless Yale has cause to terminate earlier for our material breach of the license, bankruptcy or if we or any sublicensee bring a challenge against Yale in relation to the licensed patents. We have the right to terminate the Yale Agreement for Yale’s material breach or at any time during the term with six months’ prior written notice to Yale.

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support and advance our product candidates into and through clinical development. The facility has a production capacity of 2,000 liters that has supported our multiple product candidates. The investment in our manufacturing facility has been a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. In March 2024, we paused our internal manufacturing operations,  as we believe ample clinical supply has been produced, including the LNCB74 mAb intermediate, to supply programs in the near term.

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

LNCB74 will compete with a range of B7-H4 targeted programs currently in clinical trials from companies including Astra Zeneca plc, BeiGene Ltd. (licensed from DualityBio), GSK plc (licensed from Hansoh Pharmaceutical Group Limited), and Mersana. We are also aware of additional B7-H4 ADCs in preclinical development and other companies’ development of B7-H4 targeting therapeutics that are not ADCs. Our ability to compete effectively with other B7-H4 programs will depend on our ability to differentiate LNCB74 from such other therapies based on target tumor types, payload, efficacy and tolerability. Any inability to effectively differentiate LNCB74 from other product candidates targeting B7-H4 would negatively impact our ability to compete.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2024, our intellectual property portfolio includes, on a worldwide basis, 20 pending foreign patent applications relating to NC318, NC410, NC525 and LNCB74, two pending U.S. patent application relating to NC318, one pending U.S. patent application relating to NC410, one pending U.S. patent application relating to LNCB74, one U.S. patent application relating to NC525 and additional pending patent applications for other discovery and research programs. Patents resulting from our patent applications for NC318, NC410 and NC525, if issued, are expected to expire beginning in 2037 absent any patent term adjustments or extensions and for LNCB74, if issued, are expected to expire beginning in 2045 absent any patent term adjustments or extensions.

In addition, as described above, under the Yale Agreement, we have an exclusive, royalty-bearing, sublicensable worldwide license from Yale for an intellectual property portfolio, including among other things a patent relating to methods of use for S15 that covers the use of NC318 and a patent relating to our Functional, Integrated, NextCure Discovery (“FIND”) platform. These and any other patents that might issue from these licensed patent applications are expected to expire no earlier than 2036 absent any patent term adjustments or extensions.

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

During clinical development, the sponsor often refines the indication and endpoints on which the BLA will be based. For endpoints based on patient-reported outcomes, or “PROs”, and observer reported outcomes, or “OROs”, the process typically is an iterative one. The FDA has issued guidance on the framework it uses to evaluate PRO instruments. Although the agency may offer advice on optimizing PRO and ORO instruments during the clinical development process, the FDA usually reserves final judgment until it reviews the BLA.

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

In May 2024, the FDA finalized a rule asserting that LDTs are medical devices subject to the requirements applicable to other in vitro diagnostic, or “IVD”, products, and the FDA plans to phase in the enforcement of medical device requirements to LDTs over a period of four years. In connection with the final rule, the FDA established certain new, targeted enforcement discretion policies, including, among others, for LDTs marketed as of the date of publication of the final rule (May 6, 2024), as well as for LDTs that have received approval from New York State’s Clinical Laboratory Evaluation Program (“NY CLEP”). Specifically, the FDA intends to exercise enforcement discretion and not enforce certain medical device requirements, including the requirements for marketing authorization and compliance with certain elements of the Quality System Regulation (“QSR”), with respect to LDTs that were marketed as of the date of the final rule’s publication, although such products must still comply with certain other FDA requirements, including registration and listing, portions of the QSR, medical device reporting, labeling, and corrections and removals reporting. However, where these tests are modified in certain ways from the version of the test marketed as of the final rule’s publication date, this enforcement discretion policy will no longer apply, and the FDA intends to enforce all applicable FDA requirements (including premarket review and marketing authorization requirements) consistent with the phase-in policy. In addition, for LDTs that receive approval from NY CLEP, the FDA intends not to enforce marketing authorization requirements when these requirements are phased in more generally at either three and a half or four years following the date of publication of the final rule. However, these tests will still be subject to the remaining medical device requirements, including registration and listing, medical device reporting, and quality system requirements, at the time that such requirements are phased in more generally.

The final rule is currently subject to legal challenge before a court in the Eastern District of Texas.  In addition, Congress has for over the past decade, considered a number of proposals, which, if enacted, would subject LDTs to additional or different regulatory requirements. Depending on the approach adopted under any potential legislation, certain LDTs (likely those of higher risk) may be required to undergo some form of premarket review, potentially with a transition period for compliance and a grandfathering provision.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. The healthcare fraud and abuse laws and regulations that may affect our ability to operate include but are not limited to:

●	The federal Anti-Kickback Statute is a criminal law that prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering, providing, or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply, for example, to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products that are not designed to fit squarely within an exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback Statute liability.
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, or “FCA”, which prohibits anyone from, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the defendant to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, among other things. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even though they, in most cases, do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $14,083 to $28,619 per false claim for penalties assessed after January 15, 2025 with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
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
●	The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating consumers’ privacy rights, publishing untrue information about security practices, or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
●	In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of research activities. These laws and regulations, as well as any associated claims, inquiries, investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions), among others, to track and report annually to CMS information related to direct or indirect payments and other transfers of value they make to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse-midwives, and U.S. teaching hospitals, as well as tracking and reporting of ownership and investment interests held in a company by U.S.-licensed physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.
●	Analogous U.S. state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant

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

Healthcare Reform

There have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms in the United States that significantly affect the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the “ACA,” was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. Among other things, the ACA: subjects biologics to potential competition by lower-cost biosimilars; addresses a methodology through which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or “MDRP,” are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations; and establishes annual fees and taxes on manufacturers of certain branded prescription drugs.

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the “Tax Act,” includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, as of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (“IRA”) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA.

On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the ACA brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. It is unclear how future litigation and any healthcare reform measures of the Trump administration will impact the ACA and our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. However, it is unclear how the IRA will be implemented or changed under the new Trump Administration, and the degree of impact that the IRA will ultimately have upon the broader pharmaceutical industry similarly remains unclear..

There have also been administrative developments in the U.S. related to drug pricing. For example, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. In addition, on February 14, 2023, HHS issued a report that, among other things, selected three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addressed: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities. For example, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

Human Capital Resources

As of December 31, 2024, we had 43 full-time employees.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $55.7 million and $62.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $380.1 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock, private placements of our preferred stock and upfront fees received under the Lilly Agreement, which was terminated effective March 2020. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1 clinical trial for LNCB74;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;
●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;

●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including LNCB74, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing LNCB74 and our other product candidates, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing LNCB74 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Unless and until we generate sufficient product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2024, we had $68.6 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials (see “Risks Related to Reliance on Third Parties”). We rely, or will rely, on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize LNCB74 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of LNCB74 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

We are early in our development efforts. We initiated our first clinical trial for LNCB74 in January 2025. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of LNCB74 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that LNCB74 or any future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for LNCB74 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we announced in December 2023 that based on current efficacy data and prioritization, we had decided to discontinue our monotherapy Phase 2 clinical trial for NC762. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

With the exception of LNCB74, NC410, NC525 and NC318, all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our Phase 1 clinical trial of LNCB74, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and making it difficult to predict final results from preliminary results. As a result, there may be less certainty that the respective investigational drug product would achieve a statistically significant effect in any future clinical trials. In ongoing clinical trials of LNCB74 we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1 clinical trial. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

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

In addition, we are ourselves studying NC410 in combination with other therapies, supporting Yale’s study of NC318 in combination with other therapies, and may develop LNCB74 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and result in the loss of significant revenues, which would materially harm our business. In addition, if one or more of our product candidates or our immunotherapeutic development approach generally prove to be unsafe, our entire technology platform could be affected, which would also materially harm our business.

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

We have chosen to prioritize development of LNCB74. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of LNCB74 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing therapies. To date, no regulatory authority has granted approval for a therapy targeting B7-H4. As a result, we may be foregoing other potentially more profitable therapies or therapies or those with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for LNCB74 and any other product candidates we develop as second or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We may study LNCB74 in combination with other therapies and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We may develop LNCB74 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate LNCB74 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell LNCB74 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with LNCB74 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions, phishing, persons inside our organization or persons with access to systems inside our organization. We and our third-party service providers regularly defend against, respond to and mitigate risks from data security incidents. The risk of a security breach or disruption or data loss, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, ransomware and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA and its implementing regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches.

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

The availability of coverage and adequacy of reimbursement by third-party payors, including managed care plans, governmental healthcare programs, such as Medicare and Medicaid and private health insurers is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates that may receive FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by third-party payors will have affect our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or not to separately reimburse for our products or procedures using our products could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates, or procedures using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our current or future product candidates, or for any procedures using such product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, especially novel products like our therapies. To date, no regulatory authority has granted approval for an ADC targeting B7-H4. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement can change, in some cases on short notice.

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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Also, in 2018, CMS issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. However, as of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

On June 17, 2021, the U.S Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. It is unclear how future litigation and any healthcare reform measures of the Trump administration will impact the ACA and our business.

Other healthcare-related legislative and regulatory initiatives and reforms have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for automatic spending reductions under certain circumstances. In conjunction with the operation of subsequently enacted law, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which will remain in effect through the first eight months of the FY 2032 sequestration order, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022 due to the COVID-19 pandemic, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on February 14, 2023, HHS issued a report that, among other things, selected three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addressed: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Additionally, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including:  releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. In addition, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. While it is uncertain how these models may be affected by the recent change in presidential administration, we expect that regulatory initiatives intended to address the cost of prescription pharmaceuticals and biological products will continue to be introduced in the future.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products. This could reduce the ultimate demand for our product candidates that we successfully commercialize or put pressure on our product pricing.

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

The pharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Risks Related to Manufacturing

Given our limited operating history, our manufacturing experience as an organization and with our manufacturing facility is limited, particularly following a recent restructuring that paused manufacturing operations.

Manufacturing is a critical component of our approach to developing therapies and we have invested significantly in our manufacturing facility. Previously we manufactured our product candidates for preclinical and clinical trials, but announced in March 2024 as part of our restructuring, the pausing of manufacturing operations as we believe ample clinical mAb supply has been produced, including the LNCB74 mAb intermediate, to supply programs in the near term.

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

Manufacturing pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We are currently the sole manufacturer of antibody materials for LNCB74, and if anything were to interfere with our continuing manufacturing operations in our facility, once we recommence our manufacturing operations, such interference it could materially adversely affect our business and financial condition.

If we fail to secure sufficient manufacturing capacity with a suitable third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for LNCB74. Any such delays could materially adversely affect our business and financial condition.  Additionally, if and when we decide to recommence manufacturing operations, we may undergo a ramp-up period that could cause a temporary shortage of materials for our clinical trials and other needs.

We may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing and, if approved, commercializing our product candidates.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in sufficient quantities. Previously, we manufactured our product candidates in small quantities for use in various preclinical studies and our ongoing Phase 1 clinical trial LNCB74. However, in March 2024, as part of a broader restructuring, we paused our manufacturing operations.  If one or more of our product candidates progress to late-stage development, we will need to scale up our internal capabilities or otherwise source suitable third party manufacturing capabilities, which may require additional significant expenses in the further expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates in sufficient quantities. We cannot assure you that we will be able to successfully manufacture product candidates at a larger scale in a timely or economical manner, or at all. If we are unable to successfully scale our internal and/or external manufacturing capacity, the development, testing and clinical trials of our current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Although we have manufactured our product candidates for preclinical and clinical trials, certain elements of manufacturing, including Master Cell Bank manufacturing and fill-finish services, take place at qualified third-party contract manufacturing organizations, or CMOs. Further, we are working with CMOs to manufacture drug substance for LNCB74 in addition to providing Master Cell Bank manufacturing and fill-finish services.  If approved, commercial supply of LNCB74 and any future product candidates may be manufactured at a CMO or CMOs.

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize LNCB74 and any future product candidates we develop, and our business could be materially harmed.

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

We are co-developing LNCB74 under a 50:50 cost sharing arrangement with LigaChem under the LigaChem Agreement. The LigaChem Agreement provides for the ability of either party to opt to cease co-funding development of a co-development product in exchange for accepting a lower share of any potential downstream revenues resulting from commercialization or partnering of the product. If LigaChem were to cease co-developing LNCB74 or any other future co-development product under the LigaChem Agreement, Company would retain have the right to move forward with the development of LNC74 or any other such co-development products at its own discretion.  However, in such cases the Company would incur 100% of the costs which might require a reassessment of our capital resources.

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

As our development plans and strategies develop, we may need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for LNCB74 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize LNCB74 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize LNCB74 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for LNCB74 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for LNCB74 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to establish our own marketing, sales and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish marketing, sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, we had federal and state net operating loss carryforwards of $230.1 million and $234.8 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2037. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

We are currently not in compliance with the continued listing standards of the Nasdaq Global Select Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

On January 31, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that the closing price of our common stock over the prior 30 consecutive business days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). Beginning on December 17, 2024, the Company’s closing bid price of its Common Stock has been below $1.00 per share. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 30, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, as required by the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirements for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid requirement. To effect such a transfer, among other things, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and it appears to the Staff that we will not be able to regain compliance with the Bid Price Rule during the additional compliance period, or for other reasons, we are otherwise not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include seeking to affect a reverse stock split.  However, there can be no assurances that we will be able to regain compliance with the Bid Price Rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market.  Further, if the Company seeks to implement a reverse stock split in order to remain listed on the Nasdaq Global Select Market, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

Effective December 31, 2024, we no longer qualify as an “emerging growth company,” meaning we can no longer rely on certain exemptions from various public company reporting requirements, including having an extended transition period to comply with new or revised accounting standards applicable to public companies.  We maintained our status as a smaller reporting company; thus, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting.  This may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As a public company we have incurred, and we expect to continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our Second Aamended and Restated Bylaws (Bylaws) provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if subject matter jurisdiction over the matter that is the subject of such action is vested exclusively in the federal courts, the United States District Court for the District of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers and employees, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or the bylaws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery or the United States District Court for the District of Delaware, as applicable, having personal jurisdiction over the indispensable parties named as defendants therein. In addition, any person holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to this provision of our bylaws. The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery or the United States District Court for the District of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the jurisdiction. The Court of Chancery or the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our COO, together with our internal IT team, are responsible for assessing and managing cybersecurity risks. They review at least quarterly with our expert advisors our cybersecurity measures and procedures in view of the Company’s cybersecurity risks to anticipate future threats and trends, and determine whether and how to adjust our strategies and processes accordingly. During the year ended December 31, 2024, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We depend on data and our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.”

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or “Nasdaq”, under the symbol “NXTC.” As of March 3, 2025 we had 19 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.

Item 6. Selected Financial Data

Not applicable

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of differentiated mechanisms of actions, including antibody-drug conjugates (“ADCs”), antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both potential improved safety and efficacy compared to other ADCs targeting B7-H4.  Preclinical studies demonstrated potent tumor killing in disease models and a favorable safety profile.  LNCB74 is being advanced under a November 2022

Research Collaboration and Co-Development Agreement (the “LigaChem Agreement”) with LigaChem Biosciences, Inc. (formerly known as LegoChem Biosciences, Inc., or hereinafter “LigaChem”).

In December 2024, we announced that the U.S. Food and Drug Administration (the “FDA”) accepted an Investigational New Drug (“IND”) application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B&-H4 expression.  We announced in January 2025 that the first patient in our Phase 1 trial of LNCB74 had been dosed, and we are currently within cohort 2 of the dose escalation portion of the Phase 1 trial, enrolling patients with various tumor types, including breast, ovarian, and endometrial cancers.  We plan to initiate backfill cohorts in the second half of 2025.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline. We paused our internal manufacturing operations and reduced our workforce. In part because of these actions, we expect to fund our operations into the second half of 2026 with our existing cash position of approximately $68.6 million as of December 31, 2024.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through December 31, 2024, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2024 and 2023 were $55.7 million and $62.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $380.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $68.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we currently expect.

We expect to incur substantial expenditures in the foreseeable future as we advance LNCB74 through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur expenses relating to clinical development activities with respect to LNCB74, and other research and development activities.

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

We cannot determine with certainty the duration and costs of future clinical trials of  LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of LNCB74 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of LNCB74 as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	our ability to obtain partnerships for our other programs;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and

●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Operating expenses:
Research and development	$41,488	$47,931	$(6,443)
General and administrative	15,718	19,706	(3,988)
Restructuring and asset impairment charges	2,542	—	2,542
Loss from operations	(59,748)	(67,637)	(7,889)
Other income, net	4,094	4,914	(820)
Net loss	$(55,654)	$(62,723)	$(8,709)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
(in thousands)	2024	2023	Change
External research and development expenses:
LNCB74, net of cost sharing	5,033	934	4,099
Other programs and preclinical development	20,324	23,918	(3,594)
Total external research and development expenses	25,357	24,852	505
Total internal research and development expenses	16,131	23,079	(6,948)
Total research and development expenses	$41,488	$47,931	$(6,443)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2024 decreased by $6.4 million, or 13%, to $41.5 million compared to $47.9 million for the year ended December 31, 2023 as increased net costs for the LNCB74 program were offset by lower costs on other programs and preclinical development and lower internal costs, primarily lower personnel-related costs and depreciation.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 decreased by $4.0 million to $15.7 million as compared to $19.7 million for the year ended December 31, 2023. The decrease was driven primarily by $2.5 million lower personnel-related costs, including $1.7 million of stock compensation, and $0.7 million lower insurance costs.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges were $2.5 million for year ended December 31, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force announced on March 21, 2024 and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements as a result of the pause in manufacturing that we announced on March 21, 2024. There were no restructuring and asset impairment charges for the year ended December 31, 2023.

Other Income, Net

Other income, net for the year ended December 31, 2024 decreased by $0.8 million to $4.1 million from $4.9 million for the year ended December 31, 2023 due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through December 31, 2024, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. In the year ended December 31, 2024, we sold 17,151 shares of common stock for net proceeds of approximately $39,000.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $68.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates. Our need to raise additional capital will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing LNCB74 and our other programs, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing LNCB74 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;

●	the costs of commercialization activities, including marketing, sales and distribution costs, for LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other adverse developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(40,805)	$(52,974)
Investing activities	55,306	39,272
Financing activities	144	154
Net increase (decrease) in cash and cash equivalents	$14,645	$(13,548)

Cash Used in Operating Activities

Net cash used in operating activities was $40.8 million for the year ended December 31, 2024, which was primarily the result of our net loss of $55.7 million, partially offset by non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $6.3 million and impairment charges of $1.8 million, and $4.5 million provided by net changes in operating assets and liabilities.  Net cash used in operating activities was $53.0 million for the year ended December 31, 2023, which was primarily the result of our net loss of $62.7 million and a $1.9 million net use of operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $3.7 million and stock-based compensation of $8.2 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2024 was $55.3 million, which was primarily due to net proceeds from marketable securities of $55.8 million, partially offset by purchases of property and equipment of $0.5 million.  Cash provided by investing activities for the year ended December 31, 2023 was $39.3 million, which was primarily due to net proceeds from marketable securities of $40.1 million, partially offset by purchases of property and equipment of $0.8 million.

Cash Used in Financing Activities

Cash provided by financing activities was $0.1 million for the year ended December 31, 2024, representing the exercise of stock options, sales of stock under the Employee Stock Purchase Plan (ESPP) and the sale of 17,151 shares of common stock under the Sales Agreement. Cash provided by financing activities was $0.2 million for the year ended December 31, 2023, which was due to the exercise of stock options and sales of our stock under the ESPP.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030.  The monthly base rent for these leases totals $94,760 as of December 31, 2024 per month plus our prorated share of operating expenses.  The monthly base rent is subject to annual 3% increases through the lease term.

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

Stock-Based Compensation

We account for stock-based compensation, including stock options and restricted stock units, based on the fair value of the award as of the grant date. We utilize the Black-Scholes option-pricing model as the method for estimating the fair value of our stock option grants. The Black-Scholes option-pricing model requires the use of objective and subjective assumptions, including the options’ expected term and the price volatility of the underlying stock. The fair value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the award’s requisite service period. We recognize stock-based compensation to expense using the straight-line method and recognize forfeitures as they occur. If there are any modifications or cancelations of stock-based awards, we may be required to accelerate, increase, or decrease any remaining unrecognized stock-based compensation expense.

For further discussion of our accounting for stock-based compensation, see Note 2 to our audited financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

JOBS Act Accounting Election

Effective December 31, 2024, we are no longer an “emerging growth company,” meaning we can no longer rely on certain exemptions from various public company reporting requirements, including having an extended transition period to comply with new or revised accounting standards applicable to public companies.  We maintained our status as a smaller reporting company; thus, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Prepaid and Accrued Expenses

Description of the Matter

As disclosed in Note 2 to the financial statements, the Company expenses research and development costs as incurred, which include costs relating to contracts with clinical research organizations under clinical site agreements. The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to clinical research organizations at the balance sheet date. The Company’s clinical trial prepaid expenses of $1.4 million at December 31, 2024 are included in prepaid expenses and other current assets on the balance sheet, the Company’s clinical trial accrued expenses at December 31, 2024 of $0.4 million are included in accrued liabilities and other liabilities on the balance sheet, and the Company’s related 2024 clinical trial expenses are included in research and development expenses of $41.5 million on the statement of operations and comprehensive loss for the year ended December 31, 2024.

Auditing the Company’s clinical trial prepaid and accrued expenses involved subjective auditor judgment due to the estimation required by management in determining the progress to completion of services that have been performed by the clinical research organizations and the associated costs that will be invoiced by the clinical research organizations subsequent to the date that the financial statements are issued.

How We Addressed the Matter in Our Audit

To test the clinical trial prepaid and accrued expenses, our audit procedures included, among others, reviewing agreements with clinical research organizations to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the prepaid and accrued expense computations. We also evaluated management’s estimates of the progress of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information directly from a sample of clinical research organizations. To evaluate the completeness of the prepaid and accrued expenses, we also examined subsequent invoices from the clinical research organizations and cash disbursements to the clinical research organizations, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Baltimore, Maryland
March 6, 2025

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$27,727	$13,082
Marketable securities	40,894	95,217
Prepaid expenses and other current assets	3,186	4,426
Total current assets	71,807	112,725
Property and equipment, net	5,458	9,033
Right of use assets	3,263	4,398
Other assets	332	1,882
Total assets	$80,860	$128,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,353	$2,330
Accrued liabilities and other liabilities	4,221	4,553
Total current liabilities	9,574	6,883
Lease liabilities, long term	5,153	5,949
Other long-term liabilities	661	785
Total liabilities	15,388	13,617
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; No shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 28,006,684 and 27,903,027 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	445,576	439,097
Accumulated other comprehensive income (loss)	4	(222)
Accumulated deficit	(380,136)	(324,482)
Total stockholders’ equity	65,472	114,421
Total liabilities and stockholders’ equity	$80,860	$128,038

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Operating expenses:
Research and development	$41,488	$47,931
General and administrative	15,718	19,706
Restructuring and asset impairment charges	2,542	—
Total operating expenses	59,748	67,637
Loss from operations	(59,748)	(67,637)
Other income, net	4,094	4,914
Net loss	$(55,654)	$(62,723)
Net loss per common share - basic and diluted	$(1.99)	$(2.25)
Weighted-average shares outstanding - basic and diluted	27,964,639	27,836,584
Comprehensive loss:
Net loss	$(55,654)	$(62,723)
Unrealized gain on marketable securities	226	1,272
Total comprehensive loss	$(55,428)	$(61,451)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	27,774,536	$28	$430,755	$(1,494)	$(261,759)	$167,530
Stock-based compensation	—	—	8,188	—	—	8,188
Exercise of stock options	5,057	—	5	—	—	5
Issuance of shares under ESPP	123,434	—	149	—	—	149
Unrealized gain on marketable securities, net of tax $0	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	(62,723)	(62,723)
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	6,335	—	—	6,335
Exercise of stock options	14,585	—	23	—	—	23
Issuance of shares under ESPP	71,921	—	82	—	—	82
Issuance of shares from at-the-market sales, net of expenses	17,151	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	226	—	226
Net loss	—	—	—	—	(55,654)	(55,654)
Balance as of December 31, 2024	28,006,684	$28	$445,576	$4	$(380,136)	$65,472

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,654)	$(62,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,865	3,684
Amortization of premiums and discounts on marketable securities	(1,230)	(756)
Stock-based compensation	6,335	8,188
Asset impairment	1,786	—
Noncash operating lease expense	561	573
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,761	1,074
Accounts payable	3,023	(1,940)
Accrued liabilities and other liabilities	(332)	(304)
Lease liabilities	(796)	(656)
Other long-term liabilities	(124)	(114)
Net cash used in operating activities	(40,805)	(52,974)
Cash flows from investing activities:
Sales and maturities of marketable securities	104,228	113,597
Purchases of marketable securities	(48,448)	(73,505)
Purchases of property and equipment	(474)	(820)
Net cash provided by investing activities	55,306	39,272
Cash flows from financing activities:
Net proceeds from at-the-market sales	39	5
Proceeds from exercise of stock options	23	—
Proceeds from shares issued under ESPP	82	149
Net cash provided by financing activities	144	154
Net increase (decrease) in cash and cash equivalents	14,645	(13,548)
Cash and cash equivalents – beginning of period	13,082	26,630
Cash and cash equivalents – end of period	$27,727	$13,082
Supplemental disclosures of cash flow information:
Cash paid for interest	$72	$81

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Organization

NextCure, Inc. (“NextCure” the “Company,” “we,” “us,” “our”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on current therapies, through the use of differentiated mechanisms of actions including antibody-drug conjugates. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, the Company has devoted substantially all of its efforts and financial resources to discovery, research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital and securing intellectual property rights related to the Company’s product candidates.

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2024, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the financial statements for the year ended December 31, 2024, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements to the second half of 2026. The future viability of the Company beyond that date may depend on its ability to raise additional capital to finance its operations.

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

Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, to fund continuing operations past eighteen months from the issuance date of these financial statements.

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

Segment and Geographic Information

In December 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.

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

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. An impairment loss of $1.2 million (Note 13) on certain equipment and leasehold improvements was recognized during the year ended December 31, 2024. No impairment loss was recognized during the year ended December 31, 2023.

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

Preferred Stock

The Company did not have any outstanding preferred stock as of December 31, 2024 and 2023.

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

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs. As of December 31, 2024, we have recorded prepaid clinical trial expenses and receivables of $1.4 million in Prepaid assets and other current assets in the accompanying Balance Sheet, and accrued clinical trial costs of $0.4 million in Accrued liabilities and other liabilities in the accompanying Balance Sheet.

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

The Black-Scholes option pricing model requires inputs based on certain objective and subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the simplified method also as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero because the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur as allowed by ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

The Company expenses the fair value of its share-based compensation awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect ASU No. 2023-09 to have a material impact on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales, SG&A and research and development). The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted.  The Company is currently evaluating the impact of ASU No. 2024-03 will have on its financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

Marketable securities consist of the following:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$32,515	$22	$(20)	$32,517
U.S. Treasury and Government agencies	8,375	2	—	8,377
Total	$40,890	$24	$(20)	$40,894

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$73,334	$36	$(210)	$73,160
U.S. Treasury and Government agencies	22,105	5	(53)	22,057
Total	$95,439	$41	$(263)	$95,217

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the years ended December 31, 2024 and 2023.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of December 31, 2024, the Company had investments with a total fair market value of $6.5 million in an unrealized loss position of $20,000, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2024:

	December 31, 2024
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$34,330	$34,354
Over 1 year	6,560	6,540
Total investments available-for-sale	$40,890	$40,894

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.3 million and $0.8 million as of December 31, 2024 and 2023, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,057	$27,057	$—	$—
Marketable securities:
Corporate bonds	32,517	—	32,517	—
U.S. Treasury and Government agencies	8,377	—	8,377	—
Total	$67,951	$27,057	$40,894	$—

	December 31, 2023
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,582	$12,582	$—	$—
Marketable securities:
Corporate bonds	73,160	—	73,160	—
U.S. Treasury and Government agencies	22,057	—	22,057	—
Total	$107,799	$12,582	$95,217	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2024 and 2023.

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

5. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023

Research equipment	$18,150	$18,634
Leasehold improvements	9,309	9,309
Computer equipment	908	908
Furniture and fixtures	186	186
Construction in progress	—	225
Property and equipment, gross	28,553	29,262
Less: accumulated depreciation and amortization	(23,095)	(20,229)
Property and equipment, net	$5,458	$9,033

Construction in progress at December 31, 2023 consists of the costs incurred for research equipment and for the build-out of additional lab and office space.

An impairment of $1.2 million on certain research equipment and leasehold improvements was recorded during the year ended December 31, 2024.

Depreciation and amortization expense was $2.9 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Payroll and related benefits	$1,753	$992
Clinical trial costs	371	1,133
Sponsored research	332	424
Lease liabilities, current portion	796	656
Operating expenses	845	1,235
Other	124	113
Total accrued liabilities	$4,221	$4,553

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

Operating lease expense was $1.0 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Operating cash flows used for operating leases during the years ended December 31, 2024 and December 31, 2023 were $1.1 million and $1.0 million, respectively. As of December 31, 2024, the weighted-average remaining lease term was 5.25 years, and the weighted average discount rate was 7.47%.

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2025	$1,214
2026	1,355
2027	1,396
2028	1,438
2029	1,481
Thereafter	376
Total future minimum payments	$7,260
Less: present value discount	(1,311)
Present value of lease liabilities	$5,949

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

9. Preferred Stock

As of December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of  preferred stock, $0.001 par value, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

10. Common Stock

As of December 31, 2024, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 28,006,684 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2024.

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

As of December 31, 2024, 1,266,983 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2023	5,262,179	$11.44	7.6	$115
Granted	2,074,750	$1.55	—	—
Exercised	(5,057)	$0.99	—	—
Forfeitures	(514,770)	$6.25	—	—
Outstanding as of December 31, 2023	6,817,102	$8.83	7.3	$52
Granted	2,984,150	$1.65	—	—
Exercised	(14,585)	$1.55	—	—
Forfeitures	(930,144)	$3.48	—	—
Outstanding as of December 31, 2024	8,856,523	$6.99	7.1	22
Exercisable as of December 31, 2024	5,078,882	$10.59	5.8	$22
(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2024 and 2023.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was $1.19 and $1.11 respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $9,000 and $3,000, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2024 and 2023 was approximately $5.1 million and $9.1 million, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 240,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1st until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 480,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator of the ESPP. As of December 31, 2024, 244,938 shares of common stock had been issued pursuant to the ESPP and 824,772 shares were reserved for future issuance thereunder.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.3 million and $8.2 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $3.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of 1.6 years as of December 31, 2024.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	December 31,

(in thousands)	2024	2023
Research and development	$2,756	$2,924
General and administrative	3,579	5,264
Total stock-based compensation expense	$6,335	$8,188

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2024		2023
Expected term	5.8	years	6.1	years
Expected volatility	83.3%		81.4%
Risk free interest rate	3.6 - 4.7%		3.5 - 4.1%
Expected dividend yield	—%		—%

12. Collaboration Agreements

LigaChem Agreement

In November 2022, the Company entered into the LigaChem Agreement to develop up to three antibody drug conjugates.  Under the terms of the LigaChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration can consist of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it.  Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under the LigaChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LigaChem Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the LigaChem Agreement.

Given the involvement by both parties under the LigaChem Agreement, management assessed the criteria under ASC 808 to determine if such agreement is within the scope of ASC 808. Based on the terms of the LigaChem Agreement, the Company concluded that the LigaChem Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company and LigaChem are active participants in the activities associated with the LigaChem Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The LigaChem Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of December 31, 2024, LNCB74 was the lone co-development product and was in the early stages of development.  During the year ended December 31, 2024, the Company incurred more costs than LigaChem under the LigaChem Agreement and recorded a corresponding reduction of $4.5 million in research and development costs reflecting the 50-50 cost sharing terms. A $0.8 million receivable is included in prepaid expenses and other current assets for amounts owed by LigaChem as of December 31, 2024.

13. Restructuring and Asset Impairment

On March 19, 2024, the Board approved a restructuring plan and prioritization (the “2024 Restructuring”) of its clinical portfolio to focus on what the Company believed to be its highest-value opportunities in NC410 (ovarian and colorectal cancer) and LNCB74 (B7-H4 ADC). In addition to prioritizing these programs, the Company paused its internal manufacturing operations and reduced its workforce by approximately 37%.

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended March 31, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring. This $0.8 million was paid out in full during the three months ended June 30, 2024, and there is no remaining liability as of December 31, 2024.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended March 31, 2024. No additional impairment charges were recorded through December 31, 2024.

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate. Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use. These assumptions are considered nonrecurring Level 3 estimates.

14. Segment Information

We operate our business in one operating segment, which also represents one reportable segment: life sciences. The life sciences segment focuses on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of differentiated mechanisms of actions including antibody-drug conjugates (“ADCs”), antibodies and proteins. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life sciences segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statements of operations and comprehensive net loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life sciences segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The tables below summarize the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

(in thousands)	December 31,	December 31,
	2024	2023
Research and development expenses
Employee costs	$13,252	$16,684
Clinical product candidates	13,562	16,194
Nonclinical product candidates	9,182	8,658
Depreciation and amortization	2,792	3,593
Other R&D (1)	2,700	2,802
Total R&D	$41,488	$47,931

General and administrative expenses
Employee costs	$8,400	$10,912
Professional services	4,449	5,067
Insurance	1,281	2,001
Other G&A (2)	1,588	1,726
Total G&A	$15,718	$19,706
(1)	Other R&D consists of facilities related expenses and office expenses.
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

15. Net Loss per Share Attributable to Common Stockholders

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

	December 31,
	2024	2023
Outstanding options to purchase common stock	8,856,523	6,817,102
Total	8,856,523	6,817,102

16. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.6	6.7
Research and development credit, net	4.0	4.5
Non-deductible items	(0.6)	(0.9)
Other	(1.6)	(0.1)
Change in valuation allowance	(29.4)	(31.2)
Total	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$63,647	$56,409
Research and development tax credits	16,436	14,208
Capitalized R&D Costs	25,826	20,776
Operating lease liabilities	1,642	1,818
Share-based compensation	7,234	6,053
Accruals and other	1,587	1,076
Gross deferred tax assets	116,372	100,340
Less: valuation allowance	(115,309)	(98,960)
Total deferred tax assets	$1,063	$1,380
Deferred tax liabilities:
Operating lease assets	(1,063)	(1,380)
Gross deferred tax liabilities	$(1,063)	$(1,380)
Net deferred tax assets	$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2024. The Company increased its valuation allowance by approximately $16.3 million for the year ended December 31, 2024. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $230.1 million and $234.8 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $207.4 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $16.3 million and $0.1 million, respectively, as of December 31, 2024. The federal credits begin to expire in the year ending December 31, 2036, and the state credits begin  to expire in the year ending December 31, 2025.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland and Florida. The tax years 2021 to 2023 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

17. Employee Benefit Plan

The Company sponsors a 401(k) plan which stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2024, and 2023, the Company made matching contributions of $0.3 million and $0.4 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Effective December 31, 2024, we lost our status as an “emerging growth company,” meaning we can no longer rely on certain exemptions from various public company reporting requirements, including having an extended transition period to comply with new or revised accounting standards applicable to public companies.  We maintained our status as a smaller reporting company; thus, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained under the headings “Proposal No. 1: Election of Class III Directors,” “Corporate Governance and our Board of Directors,” and “Executive Officers” in our definitive proxy statement for our 2025 annual meeting of stockholders, or our “Proxy Statement,” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated herein by reference.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of The Nasdaq Stock Market LLC. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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

10.30	†

Research Collaboration and Co-Development Agreement, dated as of November 9, 2022, by and between NextCure, Inc. and LegoChem Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 21, 2024).

10.31	+

Scientific Advisory and Consulting Agreement, dated as of July 2, 2024, by and between NextCure, Inc. and Dr. Han Myint (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).

10.32	+*	Employment Agreement effective as of February 1, 2025, by and between the Company and Udayan Guha, M.D., PH.D.

19	*	NextCure, Inc. Trading Compliance Policy
23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		NextCure, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 21, 2024).

EX-101.INS		Inline XBRL Instance Document

EX-101.SCH		Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEXTCURE, INC.

Date: March 6, 2025	By:	/s/ Michael Richman
	Name:	Michael Richman
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

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 6, 2025
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 6, 2025
Steven P. Cobourn	(Principal Financial and Accounting Officer)

/s/ David Kabakoff	Chair of the Board	March 6, 2025
David Kabakoff, Ph.D.

/s/ Anne Borgman	Director	March 6, 2025
Anne Borgman, M.D.

/s/ Ellen G. Feigal	Director	March 6, 2025
Ellen G. Feigal, M.D.

/s/ John G. Houston	Director	March 6, 2025
John G. Houston, Ph.D.

/s/ Elaine V. Jones	Director	March 6, 2025
Elaine V. Jones, Ph.D.

/s/ Stephen Webster	Director	March 6, 2025
Stephen Webster