Form 10-Q
period 2025-03-31
NextCure, Inc.
filed 2025-05-01
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

As of April 28, 2025, the registrant had 28,050,191 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

( in thousands, except share and per share amounts)

	March 31, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$21,827	$27,727
Marketable securities	34,033	40,894
Prepaid expenses and other current assets	3,037	3,186
Total current assets	58,897	71,807
Property and equipment, net	4,804	5,458
Right of use assets	3,108	3,263
Other assets	328	332
Total assets	$67,137	$80,860
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,736	$5,353
Accrued liabilities and other liabilities	3,004	4,221
Total current liabilities	5,740	9,574
Lease liabilities, long term	4,913	5,153
Other long-term liabilities	629	661
Total liabilities	11,282	15,388
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; No shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 28,006,684 shares issued and outstanding at March 31, 2025 and December 31, 2024	28	28
Additional paid-in capital	446,939	445,576
Accumulated other comprehensive income	—	4
Accumulated deficit	(391,112)	(380,136)
Total stockholders’ equity	55,855	65,472
Total liabilities and stockholders’ equity	$67,137	$80,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$7,896	$11,398
General and administrative	3,726	4,364
Restructuring and asset impairment charges	—	2,542
Total operating expenses	11,622	18,304
Loss from operations	(11,622)	(18,304)
Other income, net	646	1,197
Net loss	$(10,976)	$(17,107)
Net loss per common share - basic and diluted	$(0.39)	$(0.61)
Weighted-average shares outstanding - basic and diluted	28,006,684	27,903,040
Comprehensive loss:
Net loss	$(10,976)	$(17,107)
Unrealized (loss) gain on marketable securities	(4)	40
Total comprehensive loss	$(10,980)	$(17,067)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	28,006,684	$28	$445,576	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	28,006,684	$28	$446,939	$—	$(391,112)	$55,855

	Three Months Ended March 31, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	27,903,027	$28	$439,097	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	600	—	1	—	—	1
Unrealized gain on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	27,903,627	$28	$440,791	$(182)	$(341,589)	$99,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,976)	$(17,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654	790
Amortization of premiums and discounts on marketable securities	(237)	(304)
Stock-based compensation	1,363	1,693
Asset impairment	—	1,787
Noncash operating lease expense	142	150
Changes in operating assets and liabilities:
Prepaid expenses and other assets	166	(2,109)
Accounts payable	(2,617)	2,161
Accrued liabilities and other liabilities	(1,217)	539
Lease liabilities	(240)	(176)
Other long-term liabilities	(32)	(30)
Net cash used in operating activities	(12,994)	(12,606)
Cash flows from investing activities:
Sales and maturities of marketable securities	21,063	29,055
Purchases of marketable securities	(13,969)	(11,137)
Purchases of property and equipment	—	(37)
Net cash provided by investing activities	7,094	17,881
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	—	1
Net increase (decrease) in cash and cash equivalents	(5,900)	5,276
Cash and cash equivalents – beginning of period	27,727	13,082
Cash and cash equivalents – end of period	$21,827	$18,358
Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$19

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of targeted therapies including antibody-drug conjugates. The Company focuses on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, the Company has devoted substantially all of its efforts and financial resources to discovery, research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital and securing intellectual property rights related to the Company’s product candidates.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2025, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $55.9 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

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

3. Marketable Securities

Marketable securities consist of the following:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$17,659	$6	$(5)	$17,660
U.S. Treasury and Government agencies	16,374	—	(1)	16,373
Total	$34,033	$6	$(6)	$34,033

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$32,515	$22	$(20)	$32,517
U.S. Treasury and Government agencies	8,375	2	—	8,377
Total	$40,890	$24	$(20)	$40,894

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the three months ended March 31, 2025 and 2024.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of March 31, 2025, the Company had investments with a total fair market value of $14.1 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes maturities of the Company’s investments available-for-sale as of March 31, 2025:

	March 31, 2025
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$27,451	$27,452
Over 1 year	6,582	6,581
Total investments available-for-sale	$34,033	$34,033

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.3 million as of both March 31, 2025 and December 31, 2024.

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$21,327	$21,327	$—	$—
Marketable securities:
Corporate bonds	17,660	—	17,660	—
U.S. Treasury and Government agencies	16,373	—	16,373	—
Total	$55,360	$21,327	$34,033	$—

	December 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,057	$27,057	$—	$—
Marketable securities:
Corporate bonds	32,517	—	32,517	—
U.S. Treasury and Government agencies	8,377	—	8,377	—
Total	$67,951	$27,057	$40,894	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2025.

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

The leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $252,000 and $272,000 for the three months ended March 31, 2025 and March 31, 2024, respectively. Operating cash flows used for operating leases during the three months ended March 31, 2025 and March 31, 2024 were $285,000 and $277,000, respectively. As of March 31, 2025, the weighted-average remaining lease term was 5.0 years, and the weighted average discount rate was 7.47%.

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2025	$929
2026	1,355
2027	1,396
2028	1,438
2029	1,481
Thereafter	376
Total future minimum payments	$6,975
Less: present value discount	(1,201)
Present value of lease liabilities	$5,774

6. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants, and directors of the Company.

The NextCure, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) became effective on May 8, 2019, the date on which the Company’s Registration Statement on Form S-1 filed in connection with the Company’s initial public offering was declared effective (the “Effective Date”). The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The 2019 Plan provides for the

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees and non-employee directors as well as other key persons (including consultants).

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

As of March 31, 2025, 1,082,484 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2024	8,856,523	$6.99	7.1	$22
Granted	1,321,075	$0.80	—	—
Exercised	—		$—	—
Forfeitures	(16,309)	$2.78	—	—
Outstanding as of March 31, 2025	10,161,289	$6.19	6.4
Exercisable as of March 31, 2025	6,835,605	$8.49	6.4	$23
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2024 and March 31, 2025.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2025 was $0.62 using the Black-Scholes option pricing model. No stock options were exercised during the three months ended March 31, 2025. As of March 31, 2025, there was $3.4 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.3 years.

The aggregate grant date fair value of stock options vested during the three months ended March 31, 2025 and 2024 was approximately $3.0 million and $2.0 million, respectively.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Research and development	$579	$669
General and administrative	784	1,024
Total stock-based compensation expense	$1,363	$1,693

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2025		2024
Expected term	6.1	years	6.1	years
Expected volatility	90.5%		83.3%
Risk free interest rate	4.4%		3.9 - 4.2%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of March 31, 2025, 244,938 shares of common stock had been issued pursuant to the ESPP and 1,104,839 shares were reserved for future issuance thereunder.

7. Collaboration Agreements

Collaboration Agreement with LigaChem Biosciences, Inc. (“LigaChem”), formerly known as LegoChem Biosciences

In November 2022, the Company entered into a Research Collaboration and Co-Development Agreement (“Agreement”) with LigaChem to develop up to three antibody drug conjugates.  Under the terms of the Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration consists of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party must use reasonable efforts to execute and perform the activities assigned to it.  Each party is solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and any co-development products are to be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under this Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated the initial co-development product under the Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the Agreement.

Given the involvement by both parties under this Agreement, management assessed the criteria under ASC 808 to determine if the Agreement is within the scope of ASC 808. Based on the terms of the Agreement, the Company concluded that the Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

and LigaChem are active participants in the activities associated with the Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity encompassed thereby.  The Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606.  Accordingly, the net costs associated with the co-development pursuant to the Agreement are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of March 31, 2025, LNCB74 was the only co-development product and was in the early stages of development.  During the three months ended March 31, 2025, the Company incurred more costs than LigaChem under the Agreement, and was entitled to $0.6 million in reimbursement from LigaChem, reflecting the 50-50 cost sharing terms under the Agreement.  Further, the Company and LigaChem finalized certain cost sharing adjustments from the fourth quarter of 2024, resulting in an additional reduction in costs of $0.2 million that was recorded in the first quarter of 2025. As of March 31, 2025, the Company recorded a receivable from LigaChem of $0.7 million.

8. Restructuring and Asset Impairment

On March 19, 2024, the Board approved a restructuring plan and prioritization (the “2024 Restructuring”) of its clinical portfolio to focus on what the Board believed to be the Company’s highest-value opportunities in NC410 (ovarian and colorectal cancer) and LNCB74 (B7-H4 ADC).  In addition to prioritizing these programs, the Company paused its internal manufacturing operations and reduced its workforce by approximately 37%.

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended March 31, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring.  This $0.8 million was paid out in full during the three months ended June 30, 2024, and there is no remaining liability as of March 31, 2025.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended March 31, 2024. No additional impairment charges were recorded through March 31, 2025.

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate.   Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use.  These assumptions are considered nonrecurring Level 3 estimates.

9. Segment Information

We operate our business in one operating segment, which also represents one reportable segment: life sciences. The life sciences segment focuses on advancing innovative medicines that, in the case of the Company, treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of differentiated mechanisms of action including antibody-drug conjugates (“ADCs”). The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

(in thousands)	March 31,	March 31,
	2025	2024
Research and development expenses
Employee costs	$2,930	$4,250
Clinical product candidates	2,968	4,960
Nonclinical product candidates	729	812
Depreciation and amortization	634	771
Other R&D (1)	635	605
Total R&D	$7,896	$11,398

General and administrative expenses
Employee costs	$2,077	$2,451
Professional services	1,081	1,149
Insurance	262	424
Other G&A (2)	306	340
Total G&A	$3,726	$4,364

(1)	Other R&D consists of facilities related expenses and office expenses.
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

10. Net Loss Per Share Attributable to Common Stockholders

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

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Net loss (Numerator):
Net loss - basic and diluted	$(10,976)	$(17,107)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	28,006,684	27,903,040
Loss per share - basic and diluted	$(0.39)	$(0.61)

For the three months ended March 31, 2025 and 2024, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Outstanding options to purchase common stock	10,161,289	9,206,104
Total	10,161,289	9,206,104

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended March 31, 2025 and 2024. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to litigation or legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation or legal proceeding, nor is management aware of any

NEXTCURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our “2024 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the potential that positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and lack of any products approved for commercial sale; our history of significant losses; our need and ability to obtain additional financing on acceptable terms or at all; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our technologies; risks related to our restructuring and reduction in force; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2024 Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of targeted therapies, including antibody-drug conjugates (“ADCs”), antibodies and proteins. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian and endometrial cancers, that we believe represents a large market opportunity.  LNCB74 will be positioned as a promising B7-H4 ADC with both potential improved safety and efficacy compared to other ADCs targeting B7-H4.  Preclinical studies demonstrated potent tumor killing in disease models and a favorable safety profile.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement with LigaChem Biosciences, Inc. (formerly known as LegoChem Biosciences, Inc., or hereinafter “LigaChem”).

In December 2024, we announced that the U.S. Food and Drug Administration (the “FDA”) accepted an Investigational New Drug (“IND”) application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression.  Since announcing in January 2025 that the first patient in our Phase 1 trial of LNCB74 had been dosed, we have cleared cohort 2 in April 2025 and are currently within cohort 3 of the dose escalation portion of the Phase 1 trial, enrolling patients with various tumor types, including breast, ovarian and endometrial cancers.  We plan to initiate backfill cohorts in the second half of 2025 and provide a proof of concept data readout in the first half of 2026.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and to pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline (the “2024 Restructuring”). We paused our internal manufacturing operations and reduced our workforce. In part because of these actions, we expect to fund our operations into the second half of 2026 with our existing cash position of approximately $55.9 million as of March 31, 2025.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through March 31, 2025, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended March 31, 2025 and 2024, was $11.0 million and $17.1 million, respectively.  As of March 31, 2025, we had an accumulated deficit of $391.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $55.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we currently expect.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Operating expenses:
Research and development	$7,896	$11,398	$(3,502)
General and administrative	3,726	4,364	(638)
Restructuring and asset impairment charges	—	2,542	(2,542)
Loss from operations	(11,622)	(18,304)	(6,682)
Other income, net	646	1,197	(551)
Net loss	$(10,976)	$(17,107)	$(6,131)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
External research and development expenses:
LNCB74, net of cost sharing	592	889	(297)
Other programs and preclinical development	3,337	6,950	(3,613)
Total external research and development expenses	3,929	7,839	(3,910)
Total internal research and development expenses	3,967	3,559	408
Total research and development expenses	$7,896	$11,398	$(3,502)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2025 decreased by $3.5 million compared to the three months ended March 31, 2024 due to lower costs on programs other than LNCB74.  In particular, costs for NC410 were reduced as compared to the first quarter of 2024 because patient enrollment was stopped in 2024 as the Company focused on finding a partner to further develop this program.  Internal costs increased, as lower personnel-related costs due to the 2024 Restructuring were offset by the timing of reimbursement of costs subject to cost sharing under our collaboration with LigaChem.  In the first quarter of 2024, we finalized cost sharing with LigaChem for the full year 2023 and recorded a cost reduction of $1.6 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 decreased by $0.6 million compared to the three months ended March 31, 2024. The decrease was driven primarily by $0.4 million lower personnel-related costs resulting from the 2024 Restructuring, and lower insurance costs.

Restructuring and Asset Impairment Charges

There were no restructuring and asset impairment charges for the three months ended March 31, 2025.  Restructuring and asset impairment charges were $2.5 million for the three months ended March 31, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements, each in connection with the 2024 Restructuring.

Other Income, Net

Other income, net for the three months ended March 31, 2025 decreased by $0.6 million compared to the three months ended March 31, 2024, due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through March 31, 2025, we have raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. No shares of common stock were sold in the three months ended March 31,2025.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $55.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into the second half of 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(12,994)	$(12,606)
Investing activities	7,094	17,881
Financing activities	—	1
Net increase (decrease) in cash and cash equivalents	$(5,900)	$5,276

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2025, which was primarily the result of our net loss of $11.0 million, and $3.9 million used by net changes in operating assets and liabilities. partially offset by non-cash charges for depreciation of $0.7 million and stock-based compensation of $1.4 million.  Net cash used in operating activities was $12.6 million for the three months ended March 31, 2024, which was primarily the result of our net loss of $17.1 million, partially offset by non-cash charges for depreciation of $0.8 million,  stock-based compensation of $1.7 million and impairment charges of $1.8 million, and $0.4 million provided by net changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $7.1 million, which was entirely due to net proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2024 was $17.9 million, which was due to net proceeds from sales and maturities of marketable securities.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2025. Net cash provided by financing activities was $1,000 for the three months ended March 31, 2024 representing the exercise of stock options.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030. The monthly base rent for these leases totals $95,705 as of March 31, 2025 per month plus our prorated share of operating expenses. The monthly base rent is subject to annual 3% increases through the lease term.

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

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.There have been no material changes to our contractual obligations during the three months ended March 31, 2025, as compared to those disclosed in our 2024 Annual Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The most significant assumptions used in the financial statements are the underlying assumptions used in valuing share-based compensation, including the fair value of our common stock in periods before our initial public offering. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements that may impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 12, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business is not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

10.1+

Employment Agreement, effective as of February 1, 2025, by and between the Company and Udayan Guha, M.D., PH.D. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 6, 2025).

31.1*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Indicates a management contract or compensatory plan.

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: May 1, 2025	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 1, 2025	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer