Form 10-Q
period 2025-06-30
NextCure, Inc.
filed 2025-08-07
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the registrant had 2,676,110 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

( in thousands, except share and per share amounts)

	June 30, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$4,892	$27,727
Marketable securities	30,416	40,894
Prepaid expenses and other current assets	4,707	3,186
Total current assets	40,015	71,807
Property and equipment, net	4,171	5,458
Right of use assets	2,948	3,263
Other assets	555	332
Total assets	$47,689	$80,860
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,544	$5,353
Accrued liabilities and other liabilities	8,237	4,221
Total current liabilities	10,781	9,574
Lease liabilities, long term	4,666	5,153
Other long-term liabilities	596	661
Total liabilities	16,043	15,388
Mezzanine equity:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 338,636 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,000	—
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; No shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 2,337,516 and 2,333,896 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	447,571	445,602
Accumulated other comprehensive (loss) income	(7)	4
Accumulated deficit	(417,920)	(380,136)
Total stockholders’ equity	29,646	65,472
Total liabilities and stockholders’ equity	$47,689	$80,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$24,091	$12,418	$31,987	$23,816
General and administrative	3,201	4,076	6,927	8,440
Restructuring and asset impairment charges	—	—	—	2,542
Total operating expenses	27,292	16,494	38,914	34,798
Loss from operations	(27,292)	(16,494)	(38,914)	(34,798)
Other income, net	484	1,090	1,130	2,287
Net loss	$(26,808)	$(15,404)	$(37,784)	$(32,511)
Net loss per common share - basic and diluted	$(11.29)	$(6.61)	$(16.05)	$(13.96)
Weighted-average shares outstanding - basic and diluted	2,374,729	2,331,062	2,354,425	2,328,157
Comprehensive loss:
Net loss	$(26,808)	$(15,404)	$(37,784)	$(32,511)
Unrealized (loss) gain on marketable securities	(7)	96	(11)	136
Total comprehensive loss	$(26,815)	$(15,308)	$(37,795)	$(32,375)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	2,333,896	$2	$446,965	$—	$(391,112)	$55,855
Stock-based compensation	—	—	587	—	—	587
Issuance of shares under ESPP	3,620	—	19	—	—	19
Unrealized loss on marketable securities, net of tax $0	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(26,808)	(26,808)
Balance as of June 30, 2025	2,337,516	$2	$447,571	$(7)	$(417,920)	$29,646

	Six Months Ended June 30, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	2,325,252	$2	$439,123	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	50	—	1	—	—	1
Unrealized gain on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	2,325,302	$2	$440,817	$(182)	$(341,589)	$99,048
Stock-based compensation	—	—	1,594	—	—	1,594
Exercise of stock options	1,165	—	22	—	—	22
Issuance of shares under ESPP	3,423	—	46	—	—	46
Issuance of shares from at-the-market sales, net of expenses	1,429	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	96	—	96
Net loss	—	—	—	—	(15,404)	(15,404)
Balance as of June 30, 2024	2,331,319	$2	$442,518	$(86)	$(356,993)	$85,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,784)	$(32,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,287	1,491
Amortization of premiums and discounts on marketable securities	(386)	(614)
Stock-based compensation	1,951	3,287
Asset impairment	—	1,786
Noncash operating lease expense	288	284
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,716)	365
Accounts payable	(2,809)	2,745
Accrued liabilities and other liabilities	4,016	1,204
Lease liabilities	(488)	(359)
Other long-term liabilities	(66)	(60)
Net cash used in operating activities	(35,707)	(22,382)
Cash flows from investing activities:
Sales and maturities of marketable securities	37,558	63,961
Purchases of marketable securities	(26,705)	(33,582)
Purchases of property and equipment	—	(338)
Net cash provided by investing activities	10,853	30,041
Cash flows from financing activities:
Proceeds from issuance of mezzanine equity	2,000	—
Net proceeds from at-the-market sales	—	39
Proceeds from exercise of stock options	—	22
Proceeds from shares issued under ESPP	19	46
Net cash provided by financing activities	2,019	107
Net increase (decrease) in cash and cash equivalents	(22,835)	7,766
Cash and cash equivalents – beginning of period	27,727	13,082
Cash and cash equivalents – end of period	$4,892	$20,848
Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$37

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

Reverse Stock Split

On July 14, 2025, the Company effectuated a one-for-twelve (1:12) reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, every twelve shares of the Company’s common stock issued and outstanding as of July 14, 2025 were automatically converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. The Company’s stockholders received the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock, as reported by The Nasdaq Stock Market, LLC (“Nasdaq”), on the last trading day prior to the effective date of the Reverse Stock Split. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures in this Quarterly Report on Form 10-Q have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through June 30, 2025, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $35.3 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least the next twelve months from the issuance of these financial statements.  See Note 2, Summary of Significant Accounting Policies for a futher assessment of liquidity.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $417.9 million as of June 30, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $35.3 million as of June 30, 2025 will be sufficient to fund the Company's operations into mid-2026.  However, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the condensed financial statements.

As a result, the Company will be required to raise additional capital by partnering, selling equity, or other means. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company intends to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials of the Company's product candidates. The Company's planned uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

3. Marketable Securities

Marketable securities consist of the following:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$22,944	$5	$(11)	$22,938
U.S. Treasury and Government agencies	7,479	—	(1)	7,478
Total	$30,423	$5	$(12)	$30,416

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$32,515	$22	$(20)	$32,517
U.S. Treasury and Government agencies	8,375	2	—	8,377
Total	$40,890	$24	$(20)	$40,894

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the three and six months ended June 30, 2025 and 2024.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of June 30, 2025, the Company had investments with a total fair market value of $19.4 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of June 30, 2025:

	June 30, 2025
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$25,674	$25,666
Over 1 year	4,749	4,750
Total investments available-for-sale	$30,423	$30,416

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$3,914	$3,914	$—	$—
Marketable securities:
Corporate bonds	22,938	—	22,938	—
U.S. Treasury and Government agencies	7,478	—	7,478	—
Total	$34,330	$3,914	$30,416	$—

	December 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,057	$27,057	$—	$—
Marketable securities:
Corporate bonds	32,517	—	32,517	—
U.S. Treasury and Government agencies	8,377	—	8,377	—
Total	$67,951	$27,057	$40,894	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended June 30, 2025.

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

Operating lease expense was $252,000 and $254,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. Operating lease expense was $504,000 and $526,000 for the six months ended June 30, 2025 and June 30, 2024, respectively. Operating cash flows used for operating leases during the six months ended June 30, 2025 and June 30, 2024 were $575,000 and $559,000, respectively. As of June 30, 2025, the weighted-average remaining lease term was 4.75 years, and the weighted average discount rate was 7.46%.

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2025	$639
2026	1,355
2027	1,396
2028	1,438
2029	1,481
Thereafter	376
Total future minimum payments	$6,685
Less: present value discount	(1,095)
Present value of lease liabilities	$5,590

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

The number of shares of common stock reserved for issuance under the 2019 Plan is 241,666 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares. The number of shares reserved for issuance under the 2019 Plan automatically increase each January 1st during the term of the 2019 Plan by 4% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of June 30, 2025, 81,7467 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2024	737,895	$83.84	7.1	$22
Granted	120,198	$9.32	—	—
Exercised	—	$—	—	—
Forfeitures	(3,006)	$35.59	—	—
Outstanding as of June 30, 2025	855,087	$73.53	7.0	—
Exercisable as of June 30, 2025	600,038	$98.15	6.2	$—
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2024 and June 30, 2025.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2025 was $7.16 using the Black-Scholes option pricing model. No stock options were exercised during the six months ended June 30, 2025. As of June 30, 2025, there was $2.8 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.2 years.

The aggregate grant date fair value of stock options vested during the six months ended June 30, 2025 and 2024 was approximately $3.7 million and $3.1 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$285	$714	$865	$1,383
General and administrative	302	880	1,086	1,904
Total stock-based compensation expense	$587	$1,594	$1,951	$3,287

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2025		2024
Expected term	6.0	years	5.8	years
Expected volatility	90.5%		83.3%
Risk free interest rate	4.4%		4.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of June 30, 2025, 23,767 shares of common stock had been issued pursuant to the ESPP and 88,714 shares were reserved for future issuance thereunder.

7. Mezzanine Equity

On June 13, 2025, the Company entered into a License Agreement (the “Licensing Agreement”) with Hainan Simcere Zaiming Pharmaceutical Co., Ltd. (“Zaiming”), a biopharmaceutical company based in China (see Note 8, License Agreement). In connection with the Licensing Agreement, the Company also entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company issued and sold to Simcere Zaiming, Inc. (“Simcere Zaiming”), a Delaware corporation and an affiliate of Zaiming, in a private placement (the “Private Placement”), an aggregate of 338,636 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share, at a price of approximately $5.904 per Share for an aggregate purchase price of $2.0 million. Additionally, the Company entered into a Registration Rights Agreement with Simcere Zaiming on June 13, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is obligated (i) to prepare and file with the SEC a registration statement (the “Registration Statement”) to register for resale the Shares, and (ii) to use its reasonable best efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. Should the Company not complete the registration with the SEC within nine months of June 13, 2025, Simcere Zaiming has the right to terminate the Subscription Agreement and shall be entitled to demand that the Company repurchase such Shares at a repurchase price equal to the purchase price that Simcere Zaiming paid for the Shares.

Under ASC 480, Distinguishing Liabilities from Equity, contingently redeemable equity securities, including those that are redeemable upon an event outside the control of the Company, are prohibited from being classified as part of stockholders’ equity. Since Simcere Zaiming has the right to demand that the company repurchase the Shares if the Shares are not registered with the SEC, and SEC approval is outside the control of the Company, the issued shares can not be classified as permanent equity and were classified as mezzanine equity as of June 30, 2025. Mezzanine equity is presented after liabilities and before stockholders’ equity on the condensed balance sheet. Once the shares have been registered with the SEC, they will be reclassified as stockholders’ equity.

After the balance sheet date, on July 18, 2025, the Company filed a registration statement with the SEC to register the shares. On July 29, 2025, the SEC delared the shares to be effectively registered. Thus, the shares were reclassified from mezzanine equity to permanent equity on that date.

8. License Agreement

Pursuant to the Licensing Agreement entered into with Zaiming on June 13, 2025, the Company obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage antibody drug conjugate (“ADC”) candidate, SIM0505 (also known as SCR-9359), and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming

Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in mainland China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

Under the Licensing Agreement: (i) the Company agreed to pay $17 million to Zaiming, which includes an upfront cash payment of $12 million (the “Initial Payment”) and an additional $5 million that becomes payable upon the earlier of a qualifying financing event or December 31, 2025; (ii) upon initiation of the first Phase 2 clinical trial for SIM0505, the Company will issue to Zaiming $1 million in its common stock, or under certain conditions, pay an equivalent cash amount in lieu of common stock; (iii) the Company will pay Zaiming development and regulatory milestone payments of up to $166.5 million per Zaiming Product and up to $25.5 million per NextCure Product, and commercial sales-based milestone payments of up to $535 million; and (iv) the Company will pay tiered royalties on annual net sales of licensed products, at rates ranging from mid-single digit to low double digit percentages for Zaiming Products; and low to mid-single digit percentages for NextCure Products, in all cases, subject to standard reductions.

The rights acquired under the Licensing agreement are considered in-process research and development (IPRD) under ASC 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that is due no later than December 31, 2025. This $17 million is included in research and development costs in the condensed statement of operations. None of the milestone payments are considered probable and reasonably estimated as of June 30, 2025, so they were not accrued.

9. Collaboration Agreement

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

As of June 30, 2025, LNCB74 was the only co-development product and was in the early stages of development.  During the three months ended June 30, 2025, the Company incurred more costs than LigaChem under the Agreement, and was entitled to $1.0 million in reimbursement from LigaChem, reflecting the 50-50 cost sharing terms under the Agreement.  As of June 30, 2025, the Company recorded a receivable from LigaChem of $1.0 million.

10. Restructuring and Asset Impairment

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

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended June 30, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring.  This $0.8 million was paid out in full during the three months ended June 30, 2024, and there is no remaining liability as of June 30, 2025.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended June 30, 2024. No additional impairment charges were recorded through June 30, 2025.

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate.   Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use.  These assumptions are considered nonrecurring Level 3 estimates.

11. Segment Information

We operate our business in one operating segment, which also represents one reportable segment: life sciences. The life sciences segment focuses on advancing innovative medicines that, in the case of the Company, treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of differentiated mechanisms of action including ADCs. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life sciences segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statements of operations and comprehensive net loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Research and development expenses
Employee costs	$2,341	$3,507	$5,271	$7,757
Clinical product candidates	2,569	4,563	5,604	9,523
Nonclinical product candidates	981	2,981	1,646	3,793
Depreciation and amortization	618	682	1,254	1,453
Other R&D (1)	17,582	685	18,212	1,290
Total R&D	$24,091	$12,418	$31,987	$23,816

General and administrative expenses
Employee costs	$1,374	$2,144	$3,451	$4,595
Professional services	1,266	1,096	2,346	2,245
Insurance	243	334	505	758
Other G&A (2)	318	502	625	842
Total G&A	$3,201	$4,076	$6,927	$8,440

(1)	Other R&D consists of facilities related expenses and office expenses and includes $17 million related to the license agreement entered into in June 2025 for both the three and six months ended June 30, 2025 (Note 8).
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

12. Net Loss Per Share Attributable to Common Stockholders

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss (Numerator):
Net loss - basic and diluted	$(26,808)	$(15,404)	$(37,784)	$(32,511)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	2,374,729	2,331,062	2,354,425	2,328,157
Loss per share - basic and diluted	$(11.29)	$(6.61)	$(16.05)	$(13.96)

For the three months ended June 30, 2025 and 2024, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Outstanding options to purchase common stock	855,087	759,046
Total	855,087	759,046

13. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended June 30, 2025 and 2024. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

14. Commitments and Contingencies

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

15. Subsequent Events

On January 31, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that the closing price of our common stock over the prior 30 consecutive business days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until July 30, 2025, to regain compliance with the Minimum Bid Requirement, subject to a potential 180 calendar day extension (the “Grace Period”). To regain compliance, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period.

As discussed above in Note 1, Nature of the Business, on July 10, 2025, the Company filed an amendment (the “Reverse Split Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-twelve (1:12) reverse stock split of the Company's shares of common stock. As a result of the Reverse Stock Split, every 12 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on July 14, 2025, and the common stock was quoted on the Nasdaq

Stock Market on a post-split basis at the open of business on July 14, 2025. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received a proportional cash payment. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective date of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plan. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options.  On July 28, 2025, the Company received a letter from Nasdaq informing us that our common stock had regained compliance with the Minimum Bid Requirement.

 All share and per share data for all periods presented in the accompanying financial statements and the related disclosures in this Quarterly Report on Form 10-Q have been adjusted retrospectively to reflect the Reverse Stock Split.

On July 18, 2025, the Company filed a registration statement with the SEC to register the shares issued pursuant to the Subscription Agreement (See Note 7, Mezzanine Equity).  On July 29, 2025, the SEC delared the shares to be effectively registered.  Thus, the shares were reclassified from mezzanine equity to permanent equity on that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our “2024 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for LNCB74, SIM0505 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	the timing or likelihood of regulatory filings for LCNB74, SIM0505 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of LNCB74, SIM0505 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with LigaChem Biosciences, Inc., (formerly known as LegoChem Bioscienses, Inc. or hereinafter “LigaChem”), Hainan Simcere Zaiming Pharmaceutical, Ltd., Yale University (“Yale”), and other third parties;
●	our ability to retain key personnel;

●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	changes in trade tariffs and international relations between the U.S. and China;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	our ability to maintain listing of our common stock on the Nasdaq Global Select Market;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers. LNCB74 will be positioned with both potential improved safety and efficacy compared to other ADCs targeting B7-H4.  Preclinical studies demonstrated potent tumor killing in disease models and a favorable safety profile.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement with LigaChem.

In December 2024, we announced that the U.S. Food and Drug Administration (the “FDA”) accepted an Investigational New Drug (“IND”) application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression, including breast, ovarian, and endometrial cancers.  Since announcing in January 2025 that the first patient in our Phase 1 trial of LNCB74 had been dosed, we cleared cohort 3 in June 2025 and are currently within cohort 4 of the dose escalation portion of the Phase 1 trial.  We plan to initiate backfill cohorts in the second half of 2025, provide a program update by the fourth quarter of 2025, and provide proof of concept data readout in the first half of 2026.

We announced in June 2025 a license agreement and began a strategic partnership to develop SIM0505, a novel ADC candidate developed by Zaiming.  It is directed to CDH6 (cadherin-6 or K-cadherin), a promising anti-tumor target, using a unique binding epitope designed to have increased tumor binding compared to competing candidates. It also features Zaiming’s proprietary topoisomerase 1 inhibitor (TOPOi) payload, designed for broad anti-tumor activity while offering high systemic clearance to enlarge the therapeutic window. Preclinical studies have demonstrated robust anti-tumor activity across multiple solid tumor models and a promising safety profile in toxicology models.

Zaiming is currently in Phase 1 dose escalation studies in China with SIM0505 for the treatment of solid tumors, including ovarian, endometrial, and renal. In December 2024, Zaiming received clearance from the FDA for its IND for a Phase 1 clinical trial for treating multiple cancers.  We received notification by the FDA in June 2025 of the assignment of the IND to NextCure.  We anticipate dosing our first patient in the third quarter of 2025, provide a program update by the fourth quarter of 2025, and expect to provide proof of concept data readout in the first half of 2026.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and to pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline (the “2024 Restructuring”). We paused our internal manufacturing operations and reduced our workforce. In part because of these actions, we expect to be able to fund our operations into mid-2026 with our existing cash position of approximately $35.3 million as of June 30, 2025.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through June 30, 2025, we raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations. Our net loss for the three months ended June 30, 2025 and 2024, was $26.8 million and $15.4 million, respectively.  Our net loss for the six months ended June 30, 2025 and 2024, was $37.8 million and $32.5 million, respectively.  As of June 30, 2025, we had an accumulated deficit of $417.9 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $35.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2026.  However, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the condensed financial statements.

We expect to incur substantial expenditures in the foreseeable future as we advance LNCB74 through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur expenses relating to clinical development activities with respect to LNCB74, SIM0505 and other research and development activities.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our clinical trials, discovery efforts, research activities, and development and testing of our product candidates and include:

●	the costs of acquired in-process research and development;
●	expenses incurred under agreements with third parties, including agreements with third parties that conduct research, preclinical activities or clinical trials on our behalf;
●	the costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

We cannot determine with certainty the duration and costs of future clinical trials of  LNCB74, SIM0505 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of LNCB74, SIM0505 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of LNCB74, SIM0505 as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	our ability to obtain partnerships for our other programs;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;

●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$24,091	$12,418	$11,673	$31,987	$23,816	$8,171
General and administrative	3,201	4,076	(875)	6,927	8,440	(1,513)
Restructuring and asset impairment charges	—	—	—	—	2,542	(2,542)
Loss from operations	(27,292)	(16,494)	(10,798)	(38,914)	(34,798)	4,116
Other income, net	484	1,090	(606)	1,130	2,287	(1,157)
Net loss	$(26,808)	$(15,404)	$(11,404)	$(37,784)	$(32,511)	$5,273

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
External research and development expenses:
LNCB74, net of cost sharing	1,363	2,048	(685)	2,016	2,937	(921)
SIM0505	17,000	—	17,000	17,000	—	17,000
Other programs and preclinical development	2,179	5,496	(3,317)	5,396	12,445	(7,049)
Total external research and development expenses	20,542	7,544	12,998	24,412	15,382	9,030
Total internal research and development expenses	3,549	4,874	(1,325)	7,575	8,434	(859)
Total research and development expenses	$24,091	$12,418	$11,673	$31,987	$23,816	$8,171

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2025 increased by $11.7 million compared to the three months ended June 30, 2024 due to $17.0 million of fees associated with the Licensing Agreement dated June 13, 2025 with Zaiming.  These higher costs were partially offset by lower costs on other programs.  Internal costs decreased largely due to lower personnel-related costs, primarily stock compensation costs.

Research and development expenses for the six months ended June 30, 2025 increased by $8.2 million compared to the six months ended June 30, 2024 due to $17.0 million of fees associated with the Licensing Agreement signed in June 2025.  These higher costs were largely offset by lower costs on other programs, largely costs for NC410 and NC525 as the Company previously deprioritized these programs and focused on finding a partner to further develop these programs.  Internal costs also decreased, largely due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 decreased by $0.9 million compared to the three months ended June 30, 2024. The decrease was driven primarily by $0.8 million lower personnel-related costs, primarily stock compensation costs.

General and administrative expenses for the six months ended June 30, 2025 decreased by $1.5 million compared to the six months ended June 30, 2024. The decrease was driven primarily by $1.1 million lower personnel-related costs, primarily stock compensation costs and lower insurance costs.

Restructuring and Asset Impairment Charges

There were no restructuring and asset impairment charges for the three and six months ended June 30, 2025.  Restructuring and asset impairment charges were $0 and $2.5 million for the three and six months ended June 30, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements, each in connection with the 2024 Restructuring.

Other Income, Net

Other income, net for the three months ended June 30, 2025 decreased by $0.6 million compared to the three months ended June 30, 2024, due to lower interest income as a result of lower investable cash.

Other income, net for the six months ended June 30, 2025 decreased by $1.2 million compared to the six months ended June 30, 2024, due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through June 30, 2025, we have raised approximately $423 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as the Agent under the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. No shares of common stock were sold in the three months ended June 30, 2025.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $35.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2026.  However, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the condensed financial statements.

See Note 2, Summary of Significant Accounting Policies, to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.  We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through sale of equity, debt financings, strategic alliances and licensing arrangements. Adequate additional funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates. Our need to raise additional capital will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing LNCB74, SIM0505 and our other programs, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for LNCB74, SIM0505 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing LNCB74, SIM0505 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for LNCB74, SIM0505 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(35,707)	$(22,382)
Investing activities	10,853	30,041
Financing activities	2,019	107
Net increase (decrease) in cash and cash equivalents	$(22,835)	$7,766

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.7 million for the six months ended June 30, 2025, which was primarily the result of our net loss of $37.8 million, and $1.1 million used by net changes in operating assets and liabilities. partially offset by non-cash charges for depreciation of $1.3 million and stock-based compensation of $2.0 million.  Net cash used in operating activities was $22.4 million for the six months ended June 30, 2024, which was primarily the result of our net loss of $32.5 million, partially offset by non-cash charges for depreciation of $1.5 million, stock-based compensation of $3.3 million and impairment charges of $1.8 million, and $3.9 million provided by net changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $10.9 million, which was entirely due to net proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2024 was $30.0 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $30.4 million.

Net Cash Provided by Financing Activities

Net cash  provided by financing activities was $2.0 million for the six  months ended June 30, 2025 representing sales of stock issued in connection with the Subscription Agreement, dated as of June 13, 2025, between the Company and Hainan Simcere Zaiming Pharmaceutical Co., Ltd. (see Note 7, Mezzanine Equity). Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024 representing the exercise of stock options, sales of stock under the ESPP and the sale of 17,151 shares of common stock under the Sales Agreement.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030. The monthly base rent for these leases totals $97,002 as of June 30, 2025 per month plus our prorated share of operating expenses. The monthly base rent is subject to annual 3% increases through the lease term.

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

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.There have been no material changes to our contractual obligations during the three months ended June 30, 2025, as compared to those disclosed in our 2024 Annual Report.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 14, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business is not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2024 Annual Report other than as set forth below:

There is substantial doubt as to our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $417.9 million as of June 30, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $35.3 million as of June 30, 2025 will be sufficient to fund the Company's operations into mid-2026. However, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the condensed financial statements.

As a result, the Company will be required to raise additional capital by partnering, selling equity, or other means. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities as a result of the substantial doubt as to our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933 and were not previously reported in a Current Report on Fom 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

3.1

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on July 14, 2025).

10.1*+	License Agreement dated June 13, 2025 between the Company and Hainan Simcere Zaiming Pharmaceutical Co., Ltd.

10.2

Subscription Agreement, dated as of June 13, 2025, by and between the Company and  Simcere Zaiming, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2025).

10.3

Registration Rights Agreement, dated as of June 13, 2025, by and between the Company and  Simcere Zaiming, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2025).

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

*Filed herewith.

** Furnished herewith.

+Portions of this exhibit have been omitted in compliance with item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: August 7, 2025	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 7, 2025	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer