Form 10-Q
period 2025-09-30
NextCure, Inc.
filed 2025-11-05
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the registrant had 2,679,822 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

( in thousands, except share and per share amounts)

	September 30, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$7,324	$27,727
Marketable securities	21,786	40,894
Prepaid expenses and other current assets	3,530	3,186
Total current assets	32,640	71,807
Property and equipment, net	3,638	5,458
Right of use assets	2,785	3,263
Other assets	550	332
Total assets	$39,613	$80,860
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,391	$5,353
Accrued liabilities and other liabilities	8,604	4,221
Total current liabilities	10,995	9,574
Lease liabilities, long term	4,411	5,153
Other long-term liabilities	561	661
Total liabilities	15,967	15,388
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; No shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 2,676,110 and 2,333,896 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	450,170	445,602
Accumulated other comprehensive (loss) income	17	4
Accumulated deficit	(426,544)	(380,136)
Total stockholders’ equity	23,646	65,472
Total liabilities and stockholders’ equity	$39,613	$80,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,136	$8,770	$38,123	$32,586
General and administrative	2,809	3,725	9,736	12,165
Restructuring and asset impairment charges	—	—	—	2,542
Total operating expenses	8,945	12,495	47,859	47,293
Loss from operations	(8,945)	(12,495)	(47,859)	(47,293)
Other income, net	321	955	1,451	3,242
Net loss	$(8,624)	$(11,540)	$(46,408)	$(44,051)
Net loss per common share - basic and diluted	$(3.22)	$(4.95)	$(18.84)	$(18.91)
Weighted-average shares outstanding - basic and diluted	2,676,116	2,331,320	2,462,821	2,329,219
Comprehensive loss:
Net loss	$(8,624)	$(11,540)	$(46,408)	$(44,051)
Unrealized gain on marketable securities	24	162	13	298
Total comprehensive loss	$(8,600)	$(11,378)	$(46,395)	$(43,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	2,333,896	$2	$446,965	$—	$(391,112)	$55,855
Stock-based compensation	—	—	587	—	—	587
Issuance of shares under ESPP	3,620	—	19	—	—	19
Unrealized loss on marketable securities, net of tax $0	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(26,808)	(26,808)
Balance as of June 30, 2025	2,337,516	$2	$447,571	$(7)	$(417,920)	$29,646
Stock-based compensation	—	—	600	—	—	600
Reclass of mezzanine equity	338,636	1	1,999	—	—	2,000
Unrealized gain on marketable securities, net of tax $0	—	—	—	24	—	24
Reverse Split (1 for 12) adjustment	(42)	—	—	—	—	—
Net loss	—	—	—	—	(8,624)	(8,624)
Balance as of September 30, 2025	2,676,110	$3	$450,170	$17	$(426,544)	$23,646

	Nine Months Ended September 30, 2024

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	2,325,252	$2	$439,123	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	1,693	—	—	1,693
Exercise of stock options	50	—	1	—	—	1
Unrealized gain on marketable securities, net of tax	—	—	—	40	—	40
Net loss	—	—	—	—	(17,107)	(17,107)
Balance as of March 31, 2024	2,325,302	$2	$440,817	$(182)	$(341,589)	$99,048
Stock-based compensation	—	—	1,594	—	—	1,594
Exercise of stock options	1,165	—	22	—	—	22
Issuance of shares under ESPP	3,423	—	46	—	—	46
Issuance of shares from at-the-market sales, net of expenses	1,429	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	96	—	96
Net loss	—	—	—	—	(15,404)	(15,404)
Balance as of June 30, 2024	2,331,319	$2	$442,518	$(86)	$(356,993)	$85,441
Stock-based compensation	—	—	1,529	—	—	1,529
Unrealized gain on marketable securities, net of tax $0	—	—	—	162	—	162
Net loss	—	—	—	—	(11,540)	(11,540)
Balance as of September 30, 2024	2,331,319	$2	$444,047	$76	$(368,533)	$75,592

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,408)	$(44,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,820	2,191
Amortization of premiums and discounts on marketable securities	(432)	(947)
Stock-based compensation	2,551	4,816
Asset impairment	—	1,786
Noncash operating lease expense	436	422
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(521)	811
Accounts payable	(2,962)	1,283
Accrued liabilities and other liabilities	4,383	506
Lease liabilities	(742)	(561)
Other long-term liabilities	(100)	(92)
Net cash used in operating activities	(41,975)	(33,836)
Cash flows from investing activities:
Sales and maturities of marketable securities	46,258	88,965
Purchases of marketable securities	(26,705)	(40,109)
Purchases of property and equipment	—	(508)
Net cash provided by investing activities	19,553	48,348
Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	—
Net proceeds from at-the-market sales	—	39
Proceeds from exercise of stock options	—	22
Proceeds from shares issued under ESPP	19	46
Net cash provided by financing activities	2,019	107
Net increase (decrease) in cash and cash equivalents	(20,403)	14,619
Cash and cash equivalents – beginning of period	27,727	13,082
Cash and cash equivalents – end of period	$7,324	$27,701
Supplemental disclosures of cash flow information:
Cash paid for interest	$47	$55

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through September 30, 2025, the Company has funded its operations primarily with proceeds from public offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company, which was terminated in March 2020. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $29.1 million. The Company's expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.  See Note 2, Summary of Significant Accounting Policies for a futher assessment of liquidity.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $426.5 million as of September 30, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $29.1 million as of September 30, 2025 will not be sufficient to fund the Company's operations for a period of one year after the issuance of these unaudited financial statements.

As a result, the Company will be required to raise additional capital by partnering, selling equity, or other means and has implemented cost-reduction measures. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

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

The Company intends to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials of the Company's product candidates. The Company's planned uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering, or other avenues, will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

3. Marketable Securities

Marketable securities consist of the following:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$21,769	$19	$(2)	$21,786
Total	$21,769	$19	$(2)	$21,786

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$32,515	$22	$(20)	$32,517
U.S. Treasury and Government agencies	8,375	2	—	8,377
Total	$40,890	$24	$(20)	$40,894

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of September 30, 2025, the Company had investments with a total fair market value of $5.3 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of September 30, 2025:

	September 30, 2025
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$19,464	$19,476
Over 1 year	2,305	2,310
Total investments available-for-sale	$21,769	$21,786

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.3 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$6,824	$6,824	$—	$—
Marketable securities:
Corporate bonds	21,786	—	21,786	—
Total	$28,610	$6,824	$21,786	$—

	December 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,057	$27,057	$—	$—
Marketable securities:
Corporate bonds	32,517	—	32,517	—
U.S. Treasury and Government agencies	8,377	—	8,377	—
Total	$67,951	$27,057	$40,894	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2025.

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

Operating lease expense was $251,000 and $253,000 for the three months ended September 30, 2025 and September 30, 2024, respectively. Operating lease expense was $755,000 and $779,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively. Operating cash flows used for operating leases during the nine months ended September 30, 2025 and September 30, 2024 were $880,000 and $843,000, respectively. As of September 30, 2025, the weighted-average remaining lease term was 4.5 years, and the weighted average discount rate was 7.46%.

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2025	$334
2026	1,355
2027	1,396
2028	1,438
2029	1,481
Thereafter	376
Total future minimum payments	$6,380
Less: present value discount	(992)
Present value of lease liabilities	$5,388

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

As of September 30, 2025, 86,444 shares were reserved for future grant under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2024	737,895	$83.84	7.1	$22
Granted	120,198	$9.32	—	—
Exercised	—	$—	—	—
Forfeitures	(7,756)	$27.07	—	—
Outstanding as of September 30, 2025	850,337	$73.82	6.7	—
Exercisable as of September 30, 2025	618,662	$96.11	6.0	$3
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2024 and September 30, 2025.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2025 was $7.16 using the Black-Scholes option pricing model. No stock options were exercised during the nine months ended September 30, 2025. As of September 30, 2025, there was $2.1 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.1 years.

The aggregate grant date fair value of stock options vested during the nine months ended September 30, 2025 and 2024 was approximately $4.1 million and $4.0 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$322	$689	$1,187	$2,072
General and administrative	278	840	1,364	2,744
Total stock-based compensation expense	$600	$1,529	$2,551	$4,816

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2025		2024
Expected term	6.0	years	5.8	years
Expected volatility	90.5%		83.3%
Risk free interest rate	4.4%		4.1%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2025, 23,767 shares of common stock had been issued pursuant to the ESPP and 88,714 shares were reserved for future issuance thereunder.

7. Mezzanine Equity

On June 13, 2025, the Company entered into a License Agreement (the “License Agreement”) with Hainan Simcere Zaiming Pharmaceutical Co., Ltd. (“Zaiming”), a biopharmaceutical company based in China (see Note 8, License Agreement). In connection with the License Agreement, the Company also entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company issued and sold to Simcere Zaiming, Inc. (“Simcere Zaiming”), a Delaware corporation and an affiliate of Zaiming, in a private placement, an aggregate of 338,636 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share, at a price of approximately $5.904 per Share for an aggregate purchase price of $2.0 million. Additionally, the Company entered into a Registration Rights Agreement with Simcere Zaiming on June 13, 2025, pursuant to which the Company was obligated to prepare and file with the SEC a registration statement (the “Registration Statement”) to register for resale the Shares, and (ii) to use its reasonable best efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. Should the Company not complete the registration with the SEC within nine months of June 13, 2025, Simcere Zaiming had the right to terminate the Subscription Agreement and would have been entitled to demand that the Company repurchase such Shares at a repurchase price equal to the purchase price that Simcere Zaiming paid for the Shares.

Under ASC 480, Distinguishing Liabilities from Equity, contingently redeemable equity securities, including those that are redeemable upon an event outside the control of the Company, are prohibited from being classified as part of stockholders’ equity. Simcere Zaiming had the right to demand that the company repurchase the Shares if the Shares were not registered with the SEC, and SEC approval was outside the control of the Company as of the quarter ended June 30, 2025. Therefore, the issued shares were classified as mezzanine equity as of June 30, 2025.

On July 18, 2025, the Company filed a registration statement with the SEC to register the shares. On July 29, 2025, the SEC delared the shares to be effectively registered. Thus, the shares were reclassified from mezzanine equity to permanent equity on that date.

8. License Agreement

Pursuant to the License Agreement, the Company obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage antibody drug conjugate (“ADC”) candidate, SIM0505 (also known as SCR-9359), and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in mainland China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

Under the License Agreement: (i) the Company agreed to pay $17 million to Zaiming, which includes an upfront cash payment of $12 million and an additional $5 million that becomes payable upon the earlier of a qualifying financing event or December 31, 2025; (ii) upon initiation of the first Phase 1 clinical trial for SIM0505, the Company agreed to pay Zaiming $1.5 million; (iii) upon initiation of the first Phase 2 clinical trial for SIM0505, the Company will issue to Zaiming $1 million in its common stock, or under certain conditions, pay an equivalent cash amount in lieu of common stock; (iv) the Company will pay Zaiming development and regulatory milestone payments of up to $166.5 million per Zaiming Product and up to $25.5 million per NextCure Product, and commercial sales-based milestone payments of up to $535 million; and (v) the Company will pay tiered royalties on annual net sales of licensed products, at rates ranging from mid-single digit to low double digit percentages for Zaiming Products; and low to mid-single digit percentages for NextCure Products, in all cases, subject to standard reductions.

The rights acquired under the License agreement are considered in-process research and development (IPRD) under ASC 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that is due no later than December 31, 2025. This $17 million is included in research and development costs in the condensed statement of operations. None of the milestone payments are considered probable and reasonably estimated as of September 30, 2025, so they were not accrued. In October 2025, the Company achieved the first Phase 1 development milestone triggering an obligation of $1.5 million to Zaiming.

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

As of September 30, 2025, LNCB74 was the only co-development product and was in the early stages of development.  During the three months ended September 30, 2025, the Company incurred more costs than LigaChem under the Agreement, and was entitled to $1.1 million in reimbursement from LigaChem, reflecting the 50-50 cost sharing terms under the Agreement.  As of September 30, 2025, the Company recorded a receivable from LigaChem of $1.1 million.

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

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended September 30, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring.  This $0.8 million was paid out in full during the three months ended September 30, 2024, and there is no remaining liability as of September 30, 2025.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended September 30, 2024. No additional impairment charges were recorded through September 30, 2025.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Research and development expenses
Employee costs	$2,013	$2,792	$7,284	$10,549
Clinical product candidates	2,357	3,852	7,961	14,797
Nonclinical product candidates	667	776	2,313	3,148
Depreciation and amortization	521	683	1,775	2,136
Other R&D (1)	578	667	18,790	1,956
Total R&D	$6,136	$8,770	$38,123	$32,586

General and administrative expenses
Employee costs	$1,324	$1,919	$4,775	$6,514
Professional services	971	1,177	3,317	3,423
Insurance	220	262	725	1,019
Other G&A (2)	294	367	919	1,209
Total G&A	$2,809	$3,725	$9,736	$12,165

(1)	Other R&D consists of facilities related expenses and office expenses and includes $17 million related to the license agreement entered into in June 2025 for the nine months ended September 30, 2025 (see Note 8, License Agreement).
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

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

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss (Numerator):
Net loss - basic and diluted	$(8,624)	$(11,540)	$(46,408)	$(44,051)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	2,676,116	2,331,320	2,462,821	2,329,219
Loss per share - basic and diluted	$(3.22)	$(4.95)	$(18.84)	$(18.91)

For the three and nine months ended September 30, 2025 and 2024, all options to purchase shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Outstanding options to purchase common stock	850,337	741,000
Total	850,337	741,000

13. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended September 30, 2025 and 2024. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law.  Given the Company’s history of operating losses and full valuation allowances against its deferred tax assets, the Act is not expected to have a significant impact on the Company’s financial statements.

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

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for SIM0505, LNCB74 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	the timing or likelihood of regulatory filings for SIM0505, LCNB74 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of SIM0505, LNCB74 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with LigaChem Biosciences, Inc., (formerly known as LegoChem Bioscienses, Inc. or hereinafter “LigaChem”), Hainan Simcere Zaiming Pharmaceutical, Ltd. (“Zaiming”), Yale University (“Yale”), and other third parties;
●	our ability to retain key personnel;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	changes in trade tariffs and international relations between the U.S. and China;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	our ability to maintain listing of our common stock on the Nasdaq Global Select Market;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Our product candidate SIM0505 is a novel ADC candidate developed by Zaiming, to which we acquired the global rights (excluding China, Hong Kong, Macau and Taiwan) to develop, manufacture, and commercialize under the

License Agreement, dated June 13, 2025, between the Company and Zaiming.  It is directed to CDH6 (cadherin-6 or K-cadherin), a promising anti-tumor target, using a unique binding epitope designed to have increased tumor binding compared to competing candidates. It also features Zaiming’s proprietary topoisomerase 1 inhibitor (TOPOi) payload, designed for broad anti-tumor activity while offering fast systemic clearance to enlarge the therapeutic window. Preclinical studies have demonstrated robust anti-tumor activity across multiple solid tumor models and a promising safety profile in toxicology models.

Zaiming is currently in Phase 1 dose escalation studies in China with SIM0505 for the treatment of solid tumors, including ovarian, endometrial, non-small cell lung and renal. In December 2024, Zaiming received clearance from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) for a Phase 1 clinical trial for treating multiple cancers.  We received notification by the FDA in June 2025 of the assignment of the IND to NextCure.  In October 2025, we announced dosing our first patient and expect to provide proof of concept data readout in the first half of 2026.

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

In December 2024, we announced that the FDA accepted an IND application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression, including breast, ovarian, and endometrial cancers. In January 2025, the first patient in our Phase 1 trial of LNCB74 was dosed.  In November 2025, we announced that the FDA had cleared a protocol amendment giving us the ability to add higher dose escalation cohorts. We plan to provide proof of concept data readout in the first half of 2026.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and to pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline (the “2024 Restructuring”) (see Note 10, Restructuring and Asset Impairment). We paused our internal manufacturing operations and reduced our workforce.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through September 30, 2025, we raised approximately $425 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations.  Our net loss for the three months ended September 30, 2025 and 2024, was $8.6 million and $11.5 million, respectively.  Our net loss for the nine months ended September 30, 2025 and 2024, was $46.4 million and $44.1 million, respectively.  As of September 30, 2025, we had an accumulated deficit of $426.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $29.1 million. We believe that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our planned operations for a period of one year after the issuance of the accompanying unaudited financial statements.  Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures in the foreseeable future as we advance SIM0505 and LNCB74 through clinical development, the regulatory approval process and, if approved, commercialization. Specifically, in the near term, we expect to incur expenses relating to clinical development activities with respect to SIM0505 and LNCB74.

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

We cannot determine with certainty the duration and costs of future clinical trials of SIM0505, LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of SIM0505, LNCB74 and any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, progress, results and costs of clinical trials of SIM0505, LNCB74 as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	our ability to obtain partnerships for our other programs;
●	uncertainties in selection of indications, clinical trial design and patient enrollment rates;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$6,136	$8,770	$(2,634)	$38,123	$32,586	$5,537
General and administrative	2,809	3,725	(916)	9,736	12,165	(2,429)
Restructuring and asset impairment charges	—	—	—	—	2,542	(2,542)
Loss from operations	(8,945)	(12,495)	3,550	(47,859)	(47,293)	566
Other income, net	321	955	(634)	1,451	3,242	(1,791)
Net loss	$(8,624)	$(11,540)	$2,916	$(46,408)	$(44,051)	$2,357

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
External research and development expenses:
SIM0505	830	—	830	17,830	—	17,830
LNCB74, net of cost sharing	879	556	323	2,894	3,493	(599)
Other programs and preclinical development	1,393	4,072	(2,679)	6,850	16,518	(9,668)
Total external research and development expenses	3,102	4,628	(1,526)	27,574	20,011	7,563
Total internal research and development expenses	3,034	4,142	(1,108)	10,549	12,575	(2,026)
Total research and development expenses	$6,136	$8,770	$(2,634)	$38,123	$32,586	$5,537

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2025 decreased by $2.6 million compared to the three months ended September 30, 2024 due to lower costs on other programs, largely costs for NC410 and NC525 as the Company previously deprioritized these programs and focused on finding a partner to further develop these programs.  Internal costs decreased largely due to lower personnel-related costs, primarily stock compensation costs.

Research and development expenses for the nine months ended September 30, 2025 increased by $5.5 million compared to the nine months ended September 30, 2024 due to $17.0 million of fees associated with the License Agreement signed in June 2025.  These higher costs were largely offset by lower costs on other programs, largely costs associated with NC410 and NC525 as the Company previously deprioritized these programs and focused on finding a partner to further develop these programs.  Internal costs also decreased, largely due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 decreased by $0.9 million compared to the three months ended September 30, 2024. The decrease was driven primarily by $0.6 million lower personnel-related costs, primarily stock compensation costs.

General and administrative expenses for the nine months ended September 30, 2025 decreased by $2.4 million compared to the nine months ended September 30, 2024. The decrease was driven primarily by $1.8 million lower personnel-related costs, primarily stock compensation costs and $0.3 million lower insurance costs.

Restructuring and Asset Impairment Charges

There were no restructuring and asset impairment charges for the three and nine months ended September 30, 2025.  Restructuring and asset impairment charges were $0 and $2.5 million for the three and nine months ended September 30, 2024, consisting of $0.7 million of severance charges as a result of a reduction in force and $1.8 million of asset impairment charges associated with the write-down of certain manufacturing equipment, right of use assets and related improvements, each in connection with the 2024 Restructuring.

Other Income, Net

Other income, net for the three months ended September 30, 2025 decreased by $0.6 million compared to the three months ended September 30, 2024, due to lower interest income as a result of lower investable cash.

Other income, net for the nine months ended September 30, 2025 decreased by $1.8 million compared to the nine months ended September 30, 2024, due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through September 30, 2025, we have raised approximately $425 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On August 4, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company was entitled to sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as the Agent under the Sales Agreement. Actual sales depended on a variety of factors determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. No shares of common stock were sold in the three months ended September 30, 2025.  The Sales Agreement was terminated by the Company effective as of October 8, 2025.

Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $29.1 million as of September 30, 2025 will not be sufficient to fund the Company's operations for a period of one year after the issuance of the accompanying unaudited financial statements. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.  The Company will need to raise additional capital in order to extend its runway and enable it to continue advancing its current clinical programs, SIM0505 and LNCB74, beyond mid-2026.  While the Company intends to use any additional funding to continue development of both its lead programs, if the Company does not raise sufficient funds in one or more financings by year-end or obtain other financial support for program development, the Company will need to implement additional cost cutting measures to extend its runway, which may include delaying enrollment in, or pausing, one of its clinical programs and a further reduction in workforce.

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

●	the scope, progress, results and costs of researching and developing SIM0505, LNCB74 and our other programs, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approvals for SIM0505, LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing SIM0505, LNCB74 and any future product candidates we develop for preclinical studies and clinical trials in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales and distribution costs, for SIM0505, LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any such product candidates are approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain additional collaborations, licenses or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(41,975)	$(33,836)
Investing activities	19,553	48,348
Financing activities	2,019	107
Net increase (decrease) in cash and cash equivalents	$(20,403)	$14,619

Net Cash Used in Operating Activities

Net cash used in operating activities was $42.0 million for the nine months ended September 30, 2025, which was primarily the result of our net loss of $46.4 million, partially offset by non-cash charges for depreciation of $1.8 million and stock-based compensation of $2.6 million.  Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2024, which was primarily the result of our net loss of $44.1 million, partially offset by non-cash charges for depreciation of $2.2 million, stock-based compensation of $4.8 million and impairment charges of $1.8 million, and $1.9 million provided by net changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $19.6 million, which was entirely due to net proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2024 was $48.3 million, which was primarily due to net proceeds from sales and maturities of marketable securities of $48.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2025 representing sales of stock issued in connection with the Subscription Agreement, dated as of June 13, 2025, between the Company and Zaiming (see Note 7, Mezzanine Equity). Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024 representing the exercise of stock options, sales of stock under the ESPP and the sale of 17,151 shares of common stock under the Sales Agreement.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030. The monthly base rent for these leases totals $111,175 as of September 30, 2025 per month plus our prorated share of operating expenses. The monthly base rent is subject to annual 3% increases through the lease term.

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

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.  There have been no material changes to our contractual obligations during the three months ended September 30, 2025, as compared to those disclosed in our 2024 Annual Report.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2024 Annual Report other than as set forth below:

There is substantial doubt as to our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.  We will require substantial additional funding in the immediate term to continue operations as planned.

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $426.5 million as of September 30, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $29.1 million as of September 30, 2025 will not be sufficient to fund the Company's operations for a period of one year after the issuance of the accompanying unaudited financial statements. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

As a result, the Company will be required to raise additional capital by partnering, selling equity, or other means and has implemented cost-reduction measures. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all, or in amounts sufficient to fund our operations. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to implement additional cost cutting measures, delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

3.1

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of NextCure, Inc. (incorporated by reference to Exhibit 3.1 filed with Company’s Current Report on 8-K filed with the Commission on July 14, 2025).

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

NEXTCURE, INC.

Date: November 5, 2025	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer