Form 10-K
period 2025-12-31
NextCure, Inc.
filed 2026-03-05
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.6 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 27, 2026, the registrant had 3,560,410 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Report.

NextCure, Inc.

Form 10-K

For the Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including with respect to our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the timing, progress and results of preclinical studies and clinical trials for SIM0505, LNCB74 and any other product candidates we develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our estimates regarding our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which we expect our current cash, cash equivalents and marketable securities to be sufficient to fund our operations;
●	the timing or likelihood of regulatory filings for SIM0505, LNCB74 and any other product candidates we develop and our ability to obtain and maintain regulatory approvals for such product candidates for any indication;
●	the identification, analysis and use of biomarkers and biomarker data;
●	our drug product sourcing and manufacturing strategy, including the scalability of our methods and processes;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of SIM0505, LNCB74 and any other product candidates we develop;
●	our intentions and ability to successfully commercialize, including through partnering, our product candidates;
●	our expectations regarding the nature of the biological pathways we are targeting;
●	our expectations regarding our ability to discover and advance product candidates using our technologies;
●	the potential benefits of and our ability to maintain our relationship with LigaChem Biosciences, Inc. (formerly known as LegoChem Biosciences, Inc. or hereinafter “LigaChem”), Simcere Zaiming Pharmaceutical Co, Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical, Ltd. or hereinafter “Zaiming”), and other third-party vendors and collaborators;
●	our ability to retain key personnel;
●	our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
●	changes in international relations, tariffs, and other trade regulations between the U.S. and China;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing therapies; and
●	the impact of current and future laws and regulations.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue from product sales and may never be profitable.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, marketing approval and ultimately commercialization, each of which is uncertain.
●	Regulatory approval processes are lengthy and inherently unpredictable.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and as an organization we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could result in delays in product development and in additional costs, delays or the inability to develop, obtain regulatory approval for or commercialize our products.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
●	Initial positive trial results and positive results from preclinical studies and early-stage clinical trials may not be predictive or indicative of results obtained when the trial is completed or in later stage trials.
●	We, or our collaborators, could encounter difficulties enrolling patients in our clinical trials due to pandemics or other factors.
●	Because the numbers of subjects in our Phase 1 clinical trials are small, the results from the trials, once completed, may be less reliable than results achieved in larger clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Risks Related to the Regulatory Approval and Commercialization of Product Candidates and Other Legal Compliance Matters

●	We may be unable to obtain regulatory approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and harm our business.
●	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunities for any such product candidate may be limited.
●	We are studying and developing product candidates in combination with other therapies, which exposes us to additional regulatory risks.
●	We depend on data and our information technology systems, and any failure of these systems or any related security breaches, loss of data, or other disruptions could harm our business.

Risks Related to Manufacturing

●	Given our limited operating history, our manufacturing experience, as an organization and with our manufacturing facility, is limited.
●	We may be unable to secure sufficient quantities of our product candidates economically, or at the necessary scale, whether through use of a third party, by scaling up our paused manufacturing operations, or by otherwise failing to source adequate supply of our product candidates which would delay or prevent us from developing and, if approved, commercializing our product candidates.
●	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.
●	We depend on third-party suppliers for key materials used in our manufacturing process, and the loss of these third-party suppliers, their inability to comply with applicable regulatory requirements, or their inability to supply us with adequate materials could harm our business.

Risks Related to Intellectual Property

●	We have filed patent applications for our product candidates, but we have to-date obtained only a small number of patents from these applications. If we are unable to obtain and maintain patent protection, or if the scope of the patent protection obtained is not sufficiently robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
●	We are party to a license agreement with Yale University under which we acquired rights to intellectual property related to certain of our product candidates. If we breach our obligations under this agreement, the agreement could be terminated, which would adversely affect our business and prospects.
●	Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims, or we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful; our intellectual property could be found invalid or unenforceable.

Risks Related to Reliance on Third Parties

●	We rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for our product candidates.
●	We may depend on other third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to Our Business

●	There is substantial doubt as to our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations. We will require substantial additional funding in the immediate term to continue operations as planned.
●	We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	In the future, we may need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates.

Risks Related to Our Common Stock

●	The price of our common stock has been and may in the future be volatile and fluctuate substantially.
●	We have been and may in the future be subject to securities litigation, which can be expensive and could divert management’s attention.
●	If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our business, the price of our stock could decline.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of targeted therapies, including antibody-drug conjugates (“ADCs”). An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

Our product candidate SIM0505 is a novel ADC candidate developed by Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical, Ltd. or hereinafter “Zaiming”). We obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage ADC candidate, SIM0505, and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”) (“the License agreement”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

SIM0505 is directed to cadherin-6 or K-cadherin (“CDH6”), a promising anti-tumor target, using a unique binding epitope designed to have increased tumor binding compared to competing candidates. It also features Zaiming’s proprietary topoisomerase 1 inhibitor (“TOPOi”) payload, designed for broad anti-tumor activity while offering fast systemic clearance to enlarge the therapeutic window. Preclinical studies have demonstrated robust anti-tumor activity across multiple solid tumor models and a promising safety profile in toxicology models.

Zaiming is currently in Phase 1 dose escalation studies in China with SIM0505 for the treatment of solid tumors, including ovarian, endometrial, non-small cell lung and renal. In December 2024, Zaiming received clearance from the U.S. Food and Drug Administration (“the FDA”) for its Investigational New Drug (“IND”) for a Phase 1 clinical trial for treating multiple cancers.  We received notification by the FDA in June 2025 of the assignment of the IND to NextCure.  In October 2025, we announced dosing our first patient and expect to provide a Phase 1 dose escalation data readout in the second quarter of 2026.

Our product candidate LNCB74 is designed as a state-of-the-art B7-H4 targeted ADC to kill tumors.  B7-H4, a clinically validated target, is a cell surface protein expressed on multiple tumor types including breast, ovarian, and endometrial cancers. LNCB74 will be positioned with both potential improved safety and efficacy compared to other ADCs targeting B7-H4.  Preclinical studies demonstrated potent tumor killing in disease models and a favorable safety profile.  LNCB74 is being advanced under a November 2022 Research Collaboration and Co-Development Agreement (the “LigaChem Agreement”) with LigaChem Biosciences, Inc., formerly known as LegoChem Biosciences, Inc (“LigaChem”).

In December 2024, we announced that the FDA accepted an IND application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression, including breast, ovarian, and endometrial cancers. In January 2025, the first patient in our Phase 1 trial of LNCB74 was dosed.  In November 2025, we announced that the FDA had cleared a protocol amendment giving us the ability to add higher dose escalation cohorts. In January 2026, we announced that proof of concept data, previously anticipated in the first half of 2026, had been updated to accommodate expanded dosing and enrollment including prioritizing patients with high B7-H4 expression in breast and gynecological cancers, while adding adenoid cystic carcinoma type 1 (“ACC-1”).  We plan to provide a trial update in the second half of 2026.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and to pursue a partner or obtain third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline (the “2024 Restructuring”) (see Note 14, Restructuring and Asset Impairment). We paused our internal manufacturing operations and reduced our workforce.

Our Strategy

We are uniquely positioned in the ADC field, with ADCs targeting two clinically validated targets, leveraging two distinct payloads: a Topoisomerase 1 inhibitor (SIM0505 targeting CDH6) and a Tubulin Inhibitor (LNCB74 targeting B7-H4).

The crucial elements of our business strategy include the following:

●	Accelerating development of SIM0505, a differentiated ADC focused on CDH6, a clinically validated target. SIM0505 is a novel ADC targeting CDH6. It features a proprietary TOPOi payload engineered for broad anti-tumor activity, rapid systemic clearance, and an optimized therapeutic window. Clinical evidence continues to validate CDH6 as a highly relevant oncology target. By conducting a combined U.S.-China Phase 1 trial in partnership with Zaiming, we have cost-effectively accelerated our global development and regulatory timelines. We expect to report Phase 1 dose escalation data readout in the second quarter of 2026, which will feature clinical results from both U.S. participants and patients enrolled by Zaiming in China.
●	Accelerating development of LNCB74, a differentiated ADC focused on B7-H4, a clinically validated target. Building on our strong know-how and previous clinical experience with B7-H4, we have created a new mAb intermediate and combined it with LigaChem’s differentiated ADC technology to create a promising B7-H4 ADC for the treatment of B7-H4 expressing cancers. We are currently dosing in higher dose cohorts of the dose escalation portion of the Phase 1 trial. We plan to provide a trial update in the second half of 2026.
●	Strategically positioned in the ADC sequencing paradigm in gynecological oncology. Given the multi-line nature of ovarian cancer treatment, patients require sequential ADC therapies targeting distinct antigens. By offering both TOPOi and Tubulin payloads, we address mechanisms of resistance and maximize tumor eradication, providing a distinct competitive advantage in treatment durability.
●	Pursuing partnering of our clinical oncology programs NC410 and NC525 as well as our non-oncology preclinical programs. Based on our ADC focus, we will seek partnering, licensing or other strategic approaches for our NC410 and NC525 programs. Our non-oncology programs include NC181, a humanized antibody targeting ApoE4 for the treatment of Alzheimer’s disease, and NC605, an antibody that targets Siglec-15 for the treatment of osteogenesis imperfecta. We believe that both of these non-oncology programs have the potential to file an IND application within 12 to 18 months if financial support from partners or third parties is secured.

Our ADC Product Candidates:

SIM0505

SIM0505 is a novel ADC directed to CDH6, featuring a proprietary TOPO1 payload.  An ADC consists of a monoclonal antibody (mAb) conjugated to a cytotoxic drug via a chemical linker. CDH6, a clinically validated target, is a cell surface protein expressed on multiple tumor types including ovarian, endometrial, non-small cell lung and renal, that we believe represents a large market opportunity.  SIM0505 will be positioned as a promising CDH6 ADC with both improved safety and efficacy based on the following differentiation:

Antibody – CDH6 mAb with a unique binding epitope with increased affinity.

Linker – Cancer-selective payload release via a Gly-Gly-Phe-Gly linker that provides tumor-specific cleavage.

Payload – A proprietary novel TOPO1 inhibitor known as CPT116, with a drug-to-antibody ratio (DAR) of 8, has demonstrated high systemic clearance for reduced toxicity due to its hydrophilic properties.

In December 2024, Zaiming received FDA clearance for its IND for a Phase 1 clinical trial to treat multiple cancers. Zaiming commenced the Phase 1 dose escalation studies in China with SIM0505 in the first quarter of 2025. In June 2025, we acquired global rights excluding the Zaiming Territory, and within the same month received notification by the FDA of the assignment of the IND to NextCure. In October 2025, we announced dosing our first patient and expect to provide Phase 1 dose escalation data in the second quarter of 2026.

Mechanism of Action

CDH6 is a cell surface protein expressed on multiple tumor types and shows limited expression in most normal tissues. CDH6 is a type II calcium-dependent transmembrane protein that mediates cell-cell adhesion and promotes cancer progression.  It is overexpressed in various cancers, including ovarian cancer, estimated between 65% to 94% of cases, and often promotes metastasis.

SIM0505 binds to CDH6-expressing tumor cells and SIM0505 undergoes internalization and intracellular linker cleavage by lysosomal enzyme, and releases CPT116. Upon release, CPT116 enters the nucleus, binds to TOP-I, and inhibits its activity, leading to DNA damage and apoptosis. In addition, the membrane permeable CPT116 can be released from the tumor cell and kill neighboring tumor cells through bystander effect.

Clinical Development Plan

In collaboration with our partner Zaiming, we are conducting a Phase 1 open-label, multicenter study to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of SIM0505 on tumor types known to have high CDH6 expression.

Clinical Trial Structure

The study is divided into two primary parts designed to accelerate global proof-of-concept with the objective of defining a recommended Phase 2/3 dose and establish clinical activity to support a potential single-arm or randomized registrational trial for accelerated approval. The two parts are as follows:

●	Part 1: Dose Escalation and Backfill: This part identifies the safety profile and defines two to three recommended dose levels. The study initiated in China in the first quarter of 2025 and expanded to the U.S. in October 2025, where the first patient was dosed at a mid-tier level where clinical responses had already been observed.
●	Part 2: Dose Expansion and Optimization: Once recommended doses are established, the study will transition into tumor-specific randomized cohorts. We are currently adding clinical sites and increasing drug supply with a goal to initiating this phase in the second quarter of 2026.

Target Indications & Registrational Strategy

While evaluating advanced solid tumors broadly, the clinical program places a strategic emphasis on gynecological cancers, particularly platinum-resistant ovarian cancer. Other histologically defined CDH6-expressing tumor types under evaluation include:

●	Ovarian: High-grade serous and high-grade endometrioid.
●	Renal: Clear cell and papillary renal cell carcinoma (RCC).
●	Lung: Adenocarcinoma of non-small cell lung cancer (NSCLC) without actionable EGFR mutations.
●	Other: Endometrial cancer and Uterine Serous Carcinoma (USC).

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

In December 2024, we announced that the FDA accepted the IND application and initiated the dose escalation portion of the Phase 1 trial in patients with various tumor types, including breast, ovarian, and endometrial cancers. LNCB74 is being advanced under the LigaChem Agreement pursuant to which both parties equally share the costs of development and profits. In April 2023, the parties designated LNCB74 as the first of up to three co-development candidates.

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

LNCB74 is comprised of a NextCure generated mAb intermediate, specific for B7-H4 protein, engineered with a sequence to facilitate site-specific conjugation of the antibody and linker arm to facilitate generation of an ADC. This mAb is conjugated with a proprietary LigaChem developed beta-glucuronide cleavable linker technology known as “ConjuAll” that leverages a novel selective payload release of MMAE for tumor killing and also allowing for “bystander” killing of neighboring tumor cells while minimizing toxicity in non-tumor cells.

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

In January 2025, the first patient in our Phase 1 trial of LNCB74 was dosed. In November 2025, we announced that the FDA had cleared a protocol amendment giving us the ability to add higher dose escalation cohorts. In January 2026, we announced that proof of concept data, previously anticipated in the first half of 2026, had been updated to accommodate expanded dosing and enrollment including prioritizing patients with high B7-H4 expression in breast and gynecological cancers, while adding adenoid cystic carcinoma type 1 (“ACC-1”). We plan to provide a trial progress update in the second half of 2026.

Based on our focus on SIM0505 and LNCB74, we are seeking to partner, license or advance through other strategic approaches NC410 and NC525 and our non-oncology preclinical programs NC605 and NC181.

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

Our Collaboration Agreements

Zaiming Agreement

On June 13, 2025, the Company entered into a License Agreement (the “License Agreement”) with Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical, Ltd. or hereinafter “Zaiming”), a biopharmaceutical company based in China. Pursuant to the License Agreement, the Company obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage antibody drug conjugate (“ADC”) candidate, SIM0505 (also known as SCR-9359), and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

Under the License Agreement: (i) the Company agreed to pay $17 million to Zaiming, which includes an upfront cash payment of $12 million and an additional $5 million that became payable upon the earlier of a qualifying financing event or December 31, 2025, which became payable on December 31, 2025; (ii) upon initiation of the first Phase 1 clinical trial for SIM0505, the Company agreed to pay Zaiming $1.5 million, which became payable in October 2025; (iii) upon initiation of the first Phase 2 clinical trial for SIM0505, the Company is obligated to issue to Zaiming $1 million in its common stock, or under certain conditions, pay an equivalent cash amount in lieu of common stock; (iv) the Company is obligated to pay Zaiming certain development and regulatory milestone payments of up to $166.5 million per Zaiming Product and up to $25.5 million per NextCure Product, and certain commercial sales-based milestone payments of up to $535 million; and (v) the Company is obligated to pay tiered royalties on annual net sales of licensed products, at rates ranging from mid-single digit to low double digit percentages for Zaiming Products; and low to mid-single digit percentages for NextCure Products, in all cases, subject to standard reductions.

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

Manufacturing

We have a purpose-built, dedicated, state-of-the-art cGMP manufacturing facility that utilizes single-use technology to support and advance our product candidates into and through clinical development. The facility has a production capacity of 2,000 liters that has supported our multiple product candidates. The investment in our manufacturing facility has been a critical element of our ability to quickly identify whether a candidate is likely to be successful and to facilitate an efficient development path. In March 2024, we paused our internal manufacturing operations,  but continue to maintain the facility for potential future cGMP manufacturing use.

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

SIM0505 faces a competitive landscape of CDH6-targeted programs in clinical development, most notably raludotatug deruxtecan (R-DXd), a Phase 2/3 candidate co-developed by Merck & Co. and Daiichi Sankyo. Additional CDH6 programs, such as OnCusp Therapeutics' CUSP06 and Hansoh Pharma’s HS-20124, are also in early-stage development. Within the ovarian cancer space, SIM0505 may also compete with alternative targeted modalities, including Folate Receptor Alpha (FRα), with AbbVie’s commercially marketed product Elahere and Genmab’s clinical candidate rinatabart sesutecan (Rina-S), and with clinical candidate TUB-040 which targets NaPi2b. Our competitive success will depend on effectively differentiating SIM0505 through its proprietary topoisomerase 1 inhibitor payload, optimized safety profile, and efficacy across specific tumor types. Failure to establish a distinct clinical advantage over these established or emerging therapies could materially impact our market position.

LNCB74 will compete with a range of B7-H4 targeted programs currently in clinical trials from companies including AstraZeneca plc, BeiGene Ltd. (licensed from DualityBio), GSK plc (licensed from Hansoh Pharmaceutical Group Limited), and Day One Biopharmaceuticals, Inc. (acquired Mersana Therapeutics).  We are also aware of additional B7-H4 ADCs in preclinical development and other companies’ development of B7-H4 targeting therapeutics that are not ADCs.  Our ability to compete effectively with other B7-H4 programs will depend on our ability to differentiate LNCB74 from such other therapies based on target tumor types, payload, efficacy and tolerability. Any inability to effectively differentiate LNCB74 from other product candidates targeting B7-H4 would negatively impact our ability to compete.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, methods and manufacturing processes, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, patent applications and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of December 31, 2025, our intellectual property portfolio includes, on a worldwide basis, over 40 U.S. and foreign granted patents or pending patent applications relating to LNCB74 and SIM0505 that we either own or license exclusively.  Patents resulting from our patent applications for LNCB74, if issued, are expected to expire beginning in 2039 absent any patent term adjustments or extensions, and those for SIM0505, if issued, are expected to expire beginning in 2044.  We also have additional granted patents and pending patent applications for our discovery and research programs and our prior clinical stage programs that we either own or license exclusively, including under our license agreement (“Yale License”) with Yale University (“Yale”). Specifically, we have an exclusive, royalty-bearing, sublicensable worldwide license from Yale for an intellectual property portfolio that includes, among other things, a patent relating to methods of use for S15 that covers the use of NC318, a patent relating to our Functional, Integrated, NextCure Discovery (“FIND”) platform, and a non-exclusive license to any data regarding cancer targets developed in the course of any sponsored research that was conducted with Yale in connection with the Yale License. These patents licensed from Yale and any other patents that might issue in connection therewith are expected to expire no earlier than 2036 absent any patent term adjustments or extensions.

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

Biologics are also subject to other federal, state and local statutes and regulations. The failure to comply with applicable statutory and regulatory requirements at any time during the product development process, approval process or after approval may subject a sponsor or applicant to administrative or judicial enforcement actions. These actions could include the suspension or termination of clinical trials by the FDA, the FDA’s refusal to approve pending applications or supplemental applications, withdrawal of an approval, Warning Letters or Untitled Letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA, the Department of Justice, or “DOJ”, or other governmental entities.

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

making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the defendant to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, among other things. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even though they, in most cases, do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $14,308 to $28,619 per false claim for penalties assessed after January 15, 2025 with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the “Tax Act,” includes a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” CMS rules issued in 2018 permit further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, as of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (“IRA”) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The enhanced subsidies expired on December 31, 2025, but remain the subject of Congressional debate.  In the future, there may be additional challenges and/or amendments to the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, several U.S. Congressional inquiries and proposed and enacted pieces of federal and state legislation have been designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payor programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. Policymakers have also indicated that they will continue to seek legislative and administrative measures to control drug costs. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that includes capping beneficiary annual out-of-pocket spending at $2,000 (adjusted annually for inflation), while imposing new discount obligations for pharmaceutical manufacturers; and, establishing a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework; and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Additionally, CMS has taken action to implement the administration’s “most-favored-nation” pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Human Capital Resources

As of December 31, 2025, we had 40 full-time employees.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2015, we have incurred significant net losses. Our net losses were $55.8 million and $55.7 million for the years ended December

31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $436.0 million. We have funded our operations to date primarily with proceeds from public offerings of our common stock and private placements of our common and preferred stock. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, building and optimizing our manufacturing capabilities and conducting discovery, research and development activities for our product candidates.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1 clinical trials for SIM0505 and LNCB74;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving acceptance of INDs for future product candidates;

●	identifying and developing new product candidates;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including SIM0505 and LNCB74, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing SIM0505, LNCB74 and our other product candidates, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for SIM0505, LNCB74 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing SIM0505, LNCB74 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;

●	the costs of commercialization activities, including marketing, sales and distribution costs, for SIM0505, LNCB74 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
●	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the oncology market.

Unless and until we generate sufficient product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2025, we had $41.8 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur within or beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.

If we raise additional capital through marketing, sales and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, including, for example, transactions such as the private placement completed in November 2025, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. If we select an incorrect dose or dose administration schedule, that could negatively impact the results of the trial, including if we select doses that are too low to be effective or administer doses too infrequently based on the half-life of the active ingredient. We also expect to continue to rely on third parties to conduct our pivotal clinical trials (see “Risks Related to Reliance on Third Parties”). We rely, or will rely, on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for SIM0505, LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize SIM0505, LNCB74 and any future product candidates we develop, and our business could be materially harmed. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of SIM0505, LNCB74 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

We are early in our development efforts. We initiated our first clinical trial for SIM0505 in October 2025.  We initiated our first clinical trial for LNCB74 in January 2025. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of SIM0505, LNCB74 and any future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing our planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for SIM0505, LNCB74 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, we announced in December 2023 that based on current efficacy data and prioritization, we had decided to discontinue our monotherapy Phase 2 clinical trial for NC762. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;

●	the FDA or other regulatory authorities, IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or “CROs”, as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;
●	clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;
●	the number of patients required for clinical trials may be larger than we anticipate or we may have difficulty in recruiting and enrolling patients to participate in clinical trials, including as a result of the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease, competition from other clinical trial programs for similar indications and clinical trial subjects and the impact of public health emergencies;
●	it may be difficult to enroll a sufficient number of patients, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
●	any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;
●	we may face hurdles in addressing subject safety concerns that arise during the course of a trial, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;
●	the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
●	we, or third parties on whom we are dependent, may suffer business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health emergencies.

We may encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or ethics committees, or the DSMB recommends suspension or termination for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. In addition, factors outside our control, such as government shutdowns, natural disasters and public health emergencies could disrupt business at the FDA or other regulatory authorities, which could result in delays of reviews, approvals and communications with regulatory authorities related to our clinical trials and product candidates.

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

With the exception of SIM0505, LNCB74, NC410 and NC525, all of our product candidates are still in the preclinical stage, and the risk of failure for such product candidates is high. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Our current or future product candidates may cause undesirable side effects or adverse events, including death, or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

We may develop SIM0505, LNCB74 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced a slowdown of enrollment in our clinical trials as a result of the COVID-19 pandemic. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	the number and location of participating clinical sites or patients;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
●	factors outside of our control, including as a result of business interruptions resulting from natural disasters, geo-political developments, and public health emergencies.

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

We have chosen to prioritize development of SIM0505 and LNCB74. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of SIM0505 and LNCB74 rather than other product candidates based, in part, on the significant resources required for developing and manufacturing therapies. To date, no regulatory authority has granted approval for a therapy targeting CDH6 or B7-H4. As a result, we may be foregoing other potentially more profitable therapies or therapies with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to, certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for SIM0505, LNCB74 and any other product candidates we develop as second or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We may study SIM0505 and LNCB74 in combination with other therapies and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We may develop SIM0505, LNCB74 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate SIM0505, LNCB74 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell LNCB74 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with SIM0505, LNCB74 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

In addition, third-party payors are increasingly challenging prices charged for pharmaceutical and biological products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-

party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Also, in 2018, CMS issued final rules permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The Further Consolidated Appropriations Act of 2020 fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans and, effective in 2021, the annual fee imposed on certain health insurance providers based on market share. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, as of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The enhanced subsidies expired at the end of 2025 but remain the subject of Congressional debate.  In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

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

Other healthcare-related legislative and regulatory initiatives and reforms have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for automatic spending reductions under certain circumstances. In conjunction with the operation of subsequently enacted law, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which will remain in effect through the first eleven months of FY 2032 (with the exception of a temporary suspension, and later a temporary reduction, instituted during the COVID-19 pandemic that expired on July 1, 2022, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary or companion diagnostics or additional pricing pressures.

CMS may develop new payment and delivery models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that caps beneficiary annual out-of-pocket spending at $2,000 (adjusted annually for inflation), while imposing new discount obligations for pharmaceutical manufacturers; and establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including:  negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a most favored nation (“MFN”) drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing. Over a dozen large pharmaceutical manufacturers have entered into agreements with the Trump Administration to offer lower prices for their drugs. Additionally, CMS has taken action to implement the administration’s MFN pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. The Trump administration also announced that both manufacturers would make products available at significant discounts on a new direct-to-consumer website that will be launched in January 2026. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. Relatedly, federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Additionally, in February 2025, HHS ended a longstanding commitment to voluntarily comply with notice and comment requirements for public benefits rules, even when not required by statute, which could contribute to rapid changes in policy without opportunity for public input.

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

We collaborate with research institutions, strategic business partners, and contractors, including contract manufacturing organizations, that are located within, and exist under the laws of foreign countries.  As the Trade Laws evolve and change, it may restrict our ability to continue to collaborate with our preferred partners, institutions and contractors abroad.  If Trade Laws are adopted that impact our foreign collaborators, such laws could materially negatively impact our ability to develop, manufacture and obtain marketing approval for our product candidates.  For example, the BIOSECURE Act (H.R. 7085) legislation introduced in the United States Congress on January 25, 2024, a revised version of which was included in the National Defense Authorization Act for Fiscal Year 2026, signed into law on December 18, 2025, could restrict the ability of U.S. pharmaceutical companies to collaborate with certain Chinese entities without losing the ability to contract with the U.S. government. Such laws could harm our ability to operate our business and our financial results.

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

If we fail to secure sufficient manufacturing capacity with a suitable third party, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in commencing or continuing our clinical trials for SIM0505 and LNCB74. Any such delays could materially adversely affect our business and financial condition.  Additionally, if and when we decide to recommence manufacturing operations, we may undergo a ramp-up period that could cause a temporary shortage of materials for our clinical trials and other needs.

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

Further, any facilities located outside the United States that are used by our CMOs to manufacture our product candidates, including SIM0505 and LNCB74, will likewise be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to Trade Laws and regulations of the United States that may restrict our ability to continue to utilize our preferred CMOs. For example, WuXi XDC, which is currently the only CDMO we use to conjugate our B7-H4 antibody and produce LNCB74 ADC drug product, is affiliated with WuXi AppTec. WuXi AppTec was identified as a United States national security threat in the proposed BIOSECURE Act, a revised version of which was included in the National Defense Authorization Act for Fiscal Year 2026, signed into law on December 18, 2025, could restrict WuXi’s business in the United States or the ability of businesses in the United States to conduct business with WuXi. Moreover, if a foreign regulatory authority curtails operations at such foreign facilities of our CMOs, or if Trade Laws are adopted limiting our ability to use such CMO facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of the raw materials that we require or satisfy our anticipated specifications and quality requirements whether due to our size, or otherwise.  Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

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

Risks Related to Reliance on Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for SIM0505, LNCB74 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize SIM0505, LNCB74 and any future product candidates we develop, and our business could be materially harmed.

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Further, under certain circumstances, these third parties may terminate their agreements with us upon as little as 10 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, including as a result of natural disasters or public health emergencies, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLP and cGCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We may depend on third-party collaborators for the discovery, development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We are co-developing LNCB74 under a 50:50 cost sharing arrangement with LigaChem under the LigaChem Agreement. The LigaChem Agreement provides for the ability of either party to opt to cease co-funding development of a co-development product in exchange for accepting a lower share of any potential downstream revenues resulting from commercialization or partnering of the product. If LigaChem were to cease co-developing LNCB74 or any other future co-development product under the LigaChem Agreement, the Company would retain the right to move forward with the development of LNC74 or any other such co-development products at its own discretion.  However, in such cases the Company would incur 100% of the costs which might require a reassessment of our capital resources.

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

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $436.0 million as of December 31, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $41.8 million as of December 31, 2025 will not be sufficient to fund the Company's operations for a period of one year after the issuance of the accompanying audited financial statements. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

As our development plans and strategies develop, we may need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for SIM0505, LNCB74 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize SIM0505, LNCB74 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize SIM0505, LNCB74 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to establish marketing, sales and distribution capabilities for SIM0505, LNCB74 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for SIM0505, LNCB74 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, we had federal and state net operating loss carryforwards of $310.9 million and $314.0 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, approximately 34% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

Our Second Amended and Restated Bylaws (“Bylaws”) provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if subject matter jurisdiction over the matter that is the subject of such action is vested exclusively in the federal courts, the United States District Court for the District of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers and employees, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or the bylaws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery or the

United States District Court for the District of Delaware, as applicable, having personal jurisdiction over the indispensable parties named as defendants therein. In addition, any person holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to this provision of our bylaws. The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery or the United States District Court for the District of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the jurisdiction. The Court of Chancery or the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our COO, together with our internal IT team, are responsible for assessing and managing cybersecurity risks. They review at least quarterly with our expert advisors our cybersecurity measures and procedures in view of the Company’s cybersecurity risks to anticipate future threats and trends, and determine whether and how to adjust our strategies and processes accordingly. During the year ended December 31, 2025, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company.  However, we face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect our business, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We depend on data and our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.”

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

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 10, Commitments and Contingencies, in Notes to Financial Statements in Part II Item 8 of this Annual Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock trades on the Nasdaq Global Select Market, or “Nasdaq”, under the symbol “NXTC.” As of February 27, 2026 we had 16 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of targeted therapies, including antibody-drug conjugates (“ADCs”). An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. We focus on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response.

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

Zaiming is currently in Phase 1 dose escalation studies in China with SIM0505 for the treatment of solid tumors, including ovarian, endometrial, non-small cell lung and renal. In December 2024, Zaiming received clearance from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) for a Phase 1 clinical trial for treating multiple cancers.  We received notification by the FDA in June 2025 of the assignment of the IND to NextCure.  In October 2025, we announced dosing our first patient and expect to provide Phase 1 dose escalation data in the second quarter of 2026.

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

In December 2024, we announced that the FDA accepted an IND application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression, including breast, ovarian, and endometrial cancers. In January 2025, the first patient in our Phase 1 trial of LNCB74 was dosed.  In November 2025, we announced that the FDA had cleared a protocol amendment giving us the ability to add higher dose escalation cohorts. In January 2026, we announced that proof of concept data, previously anticipated in the first half of 2026, had been updated to accommodate expanded dosing and enrollment including prioritizing patients with high B7-H4 expression in breast and gynecological cancers, while adding adenoid cystic carcinoma type 1 (“ACC-1”).  We plan to provide a trial update in the second half of 2026.

In addition, we are seeking to partner our other clinical programs NC410 and NC525 and to pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

In March 2024, we announced a prioritization and restructuring of our operations to align with our focused pipeline (the “2024 Restructuring”) (see Note 14, Restructuring and Asset Impairment). We paused our internal manufacturing operations and reduced our workforce.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through

December 31, 2025, we raised approximately $445 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations. Our net losses for the years ended December 31, 2025 and 2024 were $55.8 million and $55.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $436.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of December 31, 2025 we had cash, cash equivalents and marketable securities of $41.8 million. Our expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these audited financial statements are issued.

We will need to raise additional capital in order to extend our runway and enable us to continue advancing our current clinical programs, SIM0505 and LNCB74, beyond the first half of 2027. While we intend to use any additional funding to continue development of both of our lead programs, if we do not raise sufficient funds in one or more financings or obtain other financial support for program development, we will need to implement additional cost cutting measures to extend our runway, which may include delaying enrollment in, or pausing, one of our clinical programs and a further reduction in workforce. See Note 2 to the Financial Statements, Summary of Significant Accounting Policies for a further assessment of liquidity.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Operating expenses:
Research and development	$44,923	$41,488	$3,435
General and administrative	12,693	15,718	(3,025)
Restructuring and asset impairment charges	—	2,542	(2,542)
Loss from operations	(57,616)	(59,748)	(2,132)
Other income, net	1,772	4,094	(2,322)
Net loss	$(55,844)	$(55,654)	$(190)

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Year Ended
	December 31,
(in thousands)	2025	2024	Change
External research and development expenses:
LNCB74, net of cost sharing	3,339	5,033	(1,694)
SIM0505	20,370	—	20,370
Other programs and preclinical development	8,174	20,324	(12,150)
Total external research and development expenses	31,883	25,357	6,526
Total internal research and development expenses	13,040	16,131	(3,091)
Total research and development expenses	$44,923	$41,488	$3,435

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the year ended December 31, 2025 increased by $3.4 million, or 8%, to $44.9 million compared to $41.5 million for the year ended December 31, 2024 due to $20.4 million of costs for SIM0505, including $18.5 million of license fees and milestone payments associated with a license agreement signed in June 2025.  These higher costs were largely offset by lower costs on other programs, largely costs associated with NC410 and NC525 as the Company previously deprioritized these programs and focused on finding a partner to further develop these programs.  Internal costs also decreased, largely due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 decreased by $3.0 million to $12.7 million as compared to $15.7 million for the year ended December 31, 2024. The decrease was driven primarily by $2.5 million lower personnel-related costs, including $1.9 million of stock compensation, and $0.3 million lower insurance costs.

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

Other Income, Net

Other income, net for the year ended December 31, 2025 decreased by $2.3 million to $1.8 million from $4.1 million for the year ended December 31, 2024 due to lower interest income as a result of lower investable cash and lower interest rates.

Liquidity and Capital Resources

Since inception through December 31, 2025, we raised approximately $445 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On August 4, 2023, the Company entered into a sales agreement (the “Leerink ATM Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which the Company was entitled to sell, from time to time, up to an aggregate sales price of $75 million of its common stock through the Agent in negotiated transactions that are deemed to be an “at the market offering.” The Agent was entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as the Agent under the Leerink ATM Agreement. Actual sales depended on a variety of factors determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. No shares of common stock were sold in the year ended December 31, 2025.  In the year ended December 31, 2024, the Company sold 1,429 shares of common stock for net proceeds of approximately $39,000. The Leerink ATM Agreement was terminated by the Company effective as of October 8, 2025.

On June 13, 2025, the Company entered into a License Agreement (the “License Agreement”) with Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical, Ltd. or hereinafter “Zaiming”), a biopharmaceutical company based in China (see Note 3 to the Financial Statements, License Agreement).  In connection with the License Agreement, the Company also entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company issued and sold to Simcere Zaiming, Inc. (“Simcere Zaiming”), a Delaware corporation and an affiliate of Zaiming, in a private placement, an aggregate of 338,636 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share, at a price of approximately $5.904 per Share for an aggregate purchase price of $2.0 million.

On November 12, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement (the “Offering”) of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.52 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,815,049 shares of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $8.519 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and will not expire. The Offering closed on November 14, 2025.  Proceeds from the Offering, net of placement agent’s fees and other Offering expenses, were $20.3 million.  On December 15, 2025, 117,371 of the pre-funded warrants were exercised.

On December 19, 2025, the Company entered into an at the market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $14.5 million of its Common Stock, through the Agent. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.  No sales of Common Stock were made in the year ended December 31, 2025 under the Wainwright ATM Agreement.  After year end and through February 27, 2026, 52,715 shares of Common Stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $0.7 million.

As of December 31, 2025 we had cash, cash equivalents and marketable securities of $41.8 million. Our expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these audited financial statements are issued.

We will need to raise additional capital in order to extend its runway and enable it to continue advancing its current clinical programs, SIM0505 and LNCB74, beyond the first half of 2027. While we intend to use any additional funding to continue development of both of our lead programs, if we do not raise sufficient funds in one or more financings or obtain other financial support for program development, we will need to implement additional cost cutting measures to extend our runway, which may include delaying enrollment in, or pausing, one of our clinical programs and a further reduction in workforce. See Note 2 to the Financial Statements, Summary of Significant Accounting Policies for a further assessment of liquidity.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(49,613)	$(40,805)
Investing activities	25,556	55,306
Financing activities	22,312	144
Net increase (decrease) in cash and cash equivalents	$(1,745)	$14,645

Cash Used in Operating Activities

Net cash used in operating activities was $49.6 million for the year ended December 31, 2025, which was primarily the result of our net loss of $55.8 million, partially offset by non-cash charges for depreciation and amortization of $2.2 million, stock-based compensation of $3.0 million and $1.0 million provided by net changes in operating assets and liabilities.  Net cash used in operating activities was $40.8 million for the year ended December 31, 2024, which was primarily the result of our net loss of $55.7 million, partially offset by non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $6.3 million and impairment charges of $1.8 million, and $4.5 million provided by net changes in operating assets and liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $25.6 million, which was entirely due to net proceeds from sales and maturities of marketable securities.  Cash provided by investing activities for the year ended December 31, 2024 was $55.3 million, which was primarily due to net proceeds from marketable securities of $55.8 million, partially offset by purchases of property and equipment of $0.5 million.

Cash Used in Financing Activities

Cash provided by financing activities was $22.3 million for the year ended December 31, 2025, representing $2.0 million sales of stock issued in connection with the Subscription Agreement, dated as of June 13, 2025, between the Company and Simcere Zaiming and $20.3 million of proceeds from the Purchase agreement dated November 12, 2025.  Cash provided by financing activities was $0.1 million for the year ended December 31, 2024, representing the exercise of stock options, sales of stock under the Employee Stock Purchase Plan (ESPP) and the sale of 1,429 shares of common stock under the Leerink ATM Agreement.

Contractual Obligations and Commitments

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030.  The monthly base rent for these leases totals $111.4 thousand as of December 31, 2025 plus our prorated share of operating expenses.  The monthly base rent is subject to annual 3% increases through the lease term.

We also have potential contingent payment obligations upon the achievement by us of clinical, regulatory, and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed intellectual property, including our license agreement with Zaiming. The timing and amount (if any) of any such payments cannot be reasonably estimated at this time. See “Business—Our Collaboration Agreements” for additional information.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NextCure, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextCure, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Clinical Trial Prepaid and Accrued Expenses

Description of the Matter

As disclosed in Note 2 to the financial statements, the Company expenses research and development costs as incurred, which include costs relating to contracts with clinical research organizations under clinical site agreements. The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to clinical research organizations at the balance sheet date. The Company’s clinical trial accrued expenses at December 31, 2025 of $0.9 million are included in accrued liabilities and other liabilities on the balance sheet, and the Company’s related 2025 clinical trial expenses are included in research and development expenses of $44.9 million on the statement of operations and comprehensive loss for the year ended December 31, 2025.

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

Baltimore, Maryland
March 5, 2026

NEXTCURE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$25,982	$27,727
Marketable securities	15,836	40,894
Prepaid expenses and other current assets	1,929	3,186
Total current assets	43,747	71,807
Property and equipment, net	3,273	5,458
Right of use assets	2,617	3,263
Other assets	546	332
Total assets	$50,183	$80,860
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,011	$5,353
Accrued liabilities and other liabilities	8,555	4,221
Total current liabilities	10,566	9,574
Lease liabilities, long term	4,148	5,153
Other long-term liabilities	526	661
Total liabilities	15,240	15,388
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; No shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 3,505,621 and 2,333,896 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4	2
Additional paid-in capital	470,898	445,602
Accumulated other comprehensive income	21	4
Accumulated deficit	(435,980)	(380,136)
Total stockholders’ equity	34,943	65,472
Total liabilities and stockholders’ equity	$50,183	$80,860

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Operating expenses:
Research and development	$44,923	$41,488
General and administrative	12,693	15,718
Restructuring and asset impairment charges	—	2,542
Total operating expenses	57,616	59,748
Loss from operations	(57,616)	(59,748)
Other income, net	1,772	4,094
Net loss	$(55,844)	$(55,654)
Net loss per common share - basic and diluted	$(19.65)	$(23.88)
Weighted-average shares outstanding - basic and diluted	2,842,448	2,330,386
Comprehensive loss:
Net loss	$(55,844)	$(55,654)
Unrealized gain on marketable securities	17	226
Total comprehensive loss	$(55,827)	$(55,428)

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	2,325,259	$2	$439,123	$(222)	$(324,482)	$114,421
Stock-based compensation	—	—	6,335	—	—	6,335
Exercise of stock options	1,215	—	23	—	—	23
Issuance of shares under ESPP	5,993	—	82	—	—	82
Issuance of shares from at-the-market sales, net of expenses	1,429	—	39	—	—	39
Unrealized gain on marketable securities, net of tax $0	—	—	—	226	—	226
Net loss	—	—	—	—	(55,654)	(55,654)
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	2,986	—	—	2,986
Issuance of shares under ESPP	7,332	—	36	—	—	36
Issuances of Common Stock and accompanying pre-funded warrants at Private Placement, net of issuance costs of $1,223	1,047,064	2	22,274	—	—	22,276
Exercise of pre-funded warrants	117,371	—	—	—	—	—
Unrealized gain on marketable securities, net of tax $0	—	—	—	17	—	17
Reverse Split (1 for 12) adjustment	(42)	—	—	—	—	—
Net loss	—	—	—	—	(55,844)	(55,844)
Balance as of December 31, 2025	3,505,621	$4	$470,898	$21	$(435,980)	$34,943

The accompanying notes are an integral part of these financial statements.

NEXTCURE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(55,844)	$(55,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,185	2,865
Amortization of premiums and discounts on marketable securities	(481)	(1,230)
Stock-based compensation	2,986	6,335
Asset impairment	—	1,786
Noncash operating lease expense	587	561
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,102	2,761
Accounts payable	(3,342)	3,023
Accrued liabilities and other liabilities	4,334	(332)
Lease liabilities	(1,005)	(796)
Other long-term liabilities	(135)	(124)
Net cash used in operating activities	(49,613)	(40,805)
Cash flows from investing activities:
Sales and maturities of marketable securities	52,261	104,228
Purchases of marketable securities	(26,705)	(48,448)
Purchases of property and equipment	—	(474)
Net cash provided by investing activities	25,556	55,306
Cash flows from financing activities:
Proceeds from issuances of common stock and accompanying pre-funded warrants, net of issuance costs of $1,223	22,276	—
Net proceeds from at-the-market sales	—	39
Proceeds from exercise of stock options	—	23
Proceeds from shares issued under ESPP	36	82
Net cash provided by financing activities	22,312	144
Net increase (decrease) in cash and cash equivalents	(1,745)	14,645
Cash and cash equivalents – beginning of period	27,727	13,082
Cash and cash equivalents – end of period	$25,982	$27,727
Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$72

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

Reverse Stock Split

On July 14, 2025, the Company effectuated a one-for-twelve (1:12) reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, every twelve shares of the Company’s common stock issued and outstanding as of July 14, 2025 were automatically converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. The Company’s stockholders received the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock, as reported by The Nasdaq Stock Market, LLC (“Nasdaq”), on the last trading day prior to the effective date of the Reverse Stock Split. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures in this Annual Report on Form 10-K have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through December 2025, the Company has funded its operations primarily with proceeds from public and private offerings of its common stock, private placements of its preferred stock and upfront fees received under the Company’s former agreement with Eli Lilly and Company. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $41.8 million. The Company's expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.  See Note 2, Summary of Significant Accounting Policies for a further assessment of liquidity.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $436.0 million as of December 31, 2025 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $41.8 million as of December 31, 2025 will not be sufficient to fund the Company's operations for a period of one year after the issuance of these audited financial statements.

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

The Company reviews long-lived assets, which primarily consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets group to future undiscounted net cash flows expected to be generated by the assets group. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets within the group. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. An impairment loss of $1.2 million (Note 14) on certain equipment and leasehold improvements was recognized during the year ended December 31, 2024. No impairment loss was recognized during the year ended December 31, 2025.

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

Pre-Funded Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The pre-funded warrants issued in the November 2025 Offering are indexed to the Company’s common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital and are not subject to remeasurement. Please refer to Note 12 for further information regarding pre-funded warrants issued by the Company.

Preferred Stock

The Company did not have any outstanding preferred stock as of December 31, 2025 and 2024.

Collaboration Arrangements

The Company assesses whether collaboration agreements are subject to ASC 808, Collaborative Arrangements ("ASC 808"), based on whether they involve joint operating activities involving two or more parties that are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activities.

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

Research and Development Costs, Including Clinical Trial Accruals and Acquired in Process Research and Development

Research costs consist of employee-related costs, contractor expenses, laboratory supplies and facility costs, for research and development of product candidates are expensed as incurred. Development costs, including clinical trial-related expenses, incurred by third parties, such as clinical research organizations (“CROs”), are expensed as the contracted work is performed. Acquired in-process research and development (IPRD) is expensed when there is not an alternative future use for the acquired asset in other research and development projects.  Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable of being achieved. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs. As of December 31, 2025, we have recorded accrued clinical trial costs of $0.9 million in Accrued liabilities and other liabilities in the accompanying Balance Sheet.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities at December 31, 2025 and 2024.

Net Loss per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants and warrants.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures.  The Company adopted the ASU on a prospective basis effective January 1, 2025.  See Note 17 to the Financial Statements, Income Taxes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales, SG&A and research and development). The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted.  The Company does not expect ASU No. 2024-03 to have a material impact on its financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

3. License Agreement

On June 13, 2025, the Company entered into a License Agreement (the “License Agreement”) with Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical Co., Ltd. or hereinafter “Zaiming”), a biopharmaceutical company based in China. Pursuant to the License Agreement, the Company obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage antibody drug conjugate (“ADC”) candidate, SIM0505 (also known as SCR-9359), and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

Under the License Agreement: (i) the Company agreed to pay $17 million to Zaiming, which includes an upfront cash payment of $12 million and an additional $5 million that became payable upon the earlier of a qualifying financing event or December 31, 2025, which became payable on December 31, 2025; (ii) upon initiation of the first Phase 1 clinical trial for SIM0505, the Company agreed to pay Zaiming $1.5 million, which became payable in October 2025; (iii) upon initiation of the first Phase 2 clinical trial for SIM0505, the Company is obligated to issue to Zaiming $1 million in its common stock, or under certain conditions, pay an equivalent cash amount in lieu of common stock; (iv) the Company is obligated to pay Zaiming certain development and regulatory milestone payments of up to $166.5 million per Zaiming Product and up to $25.5 million per NextCure Product, and certain commercial sales-based milestone payments of up to $535 million; and (v) the Company is obligated to pay tiered royalties on annual net sales of licensed products, at rates ranging from mid-single digit to low double digit percentages for Zaiming Products; and low to mid-single digit percentages for NextCure Products, in all cases, subject to standard reductions.

The rights acquired under the License agreement are considered in-process research and development (IPRD) under ASC 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that became due on December 31, 2025. In addition, in October 2025, the Company achieved the first Phase 1 development milestone triggering an obligation of $1.5 million to Zaiming. The combined total of $18.5 million is included in research and development costs in the statement of operations and comprehensive loss. None of the other milestone payments are considered probable and reasonably estimated as of December 31, 2025, so they have not been accrued.

4. Collaboration Agreement

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

As of December 31, 2025, LNCB74 was the lone co-development product and was in the early stages of development.  During the year ended December 31, 2025, the Company incurred more costs than LigaChem under the LigaChem Agreement and recorded a corresponding reduction of $2.5 million in research and development costs reflecting the 50-50 cost sharing terms. A $0.4 million receivable is included in prepaid expenses and other current assets for amounts owed by LigaChem as of December 31, 2025.

5. Marketable Securities

Marketable securities consist of the following:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$15,818	$19	$(1)	$15,836
Total	$15,818	$19	$(1)	$15,836

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$32,515	$22	$(20)	$32,517
U.S. Treasury and Government agencies	8,375	2	—	8,377
Total	$40,890	$24	$(20)	$40,894

The Company uses the specific identification method when calculating realized gains and losses. The Company did not realize any gains or losses on available-for-sale securities for the years ended December 31, 2025 and 2024.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of December 31, 2025, the Company had one investment with a total fair market value of $2.2 million in an immaterial loss position which was not in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized loss and determined that market conditions were the primary factor driving the change, and such unrealized loss is temporary as the Company anticipates a full recovery of the amortized cost basis of this security at maturity. After analyzing the security in an unrealized loss position, the portion of the loss that relate to changes in credit quality is insignificant. The Company does not intend to sell this security, nor is it more likely than not that the Company will be required to sell it prior to the end of its contractual term. Furthermore, the Company does not believe that this security exposes the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of December 31, 2025:

	December 31, 2025
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$14,593	$14,607
Over 1 year	1,225	1,229
Total investments available-for-sale	$15,818	$15,836

The Company has classified all of its investments available-for-sale, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.1 million and $0.3 million as of December 31, 2025 and 2024, respectively.

6. Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2025 and 2024:

	December 31, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$25,420	$25,420	$—	$—
Marketable securities:
Corporate bonds	15,836	—	15,836	—
Total	$41,256	$25,420	$15,836	$—

	December 31, 2024
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$27,057	$27,057	$—	$—
Marketable securities:
Corporate bonds	32,517	—	32,517	—
U.S. Treasury and Government agencies	8,377	—	8,377	—
Total	$67,951	$27,057	$40,894	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2025 and 2024.

The carrying value of financial instruments, including trade receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

7. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024

Research equipment	$18,150	$18,150
Leasehold improvements	9,309	9,309
Computer equipment	908	908
Furniture and fixtures	186	186
Property and equipment, gross	28,553	28,553
Less: accumulated depreciation and amortization	(25,280)	(23,095)
Property and equipment, net	$3,273	$5,458

An impairment of $1.2 million on certain research equipment and leasehold improvements was recorded during the year ended December 31, 2024.

Depreciation and amortization expense was $2.2 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively.

8. Accrued Liabilities and Other Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Payroll and related benefits	$851	$1,753
Clinical trial costs	862	371
Sponsored research	177	332
Lease liabilities, current portion	1,005	796
License payments	5,000	—
Operating expenses	525	845
Other	135	124
Total accrued liabilities	$8,555	$4,221

9. Leases

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

Operating lease expense was $1.0 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. Operating cash flows used for operating leases during the years ended December 31, 2025 and December 31, 2024 were $1.2 million and $1.1 million, respectively. As of December 31, 2025, the weighted-average remaining lease term was 4.25 years, and the weighted average discount rate was 7.47%.

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2026	$1,355
2027	1,396
2028	1,438
2029	1,481
2030	376
Total future minimum payments	$6,046
Less: present value discount	(893)
Present value of lease liabilities	$5,153

10. Commitments and Contingencies

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

11. Preferred Stock

As of December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of preferred stock, $0.001 par value, and there were no shares of preferred stock issued or outstanding. The Company can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by its stockholders.

12. Common Stock

As of December 31, 2025, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 3,505,621 were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any preferred stock. No dividends have been declared or paid by the Company through December 31, 2025.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the remaining assets of the Company legally available for distribution after the payment of the full liquidation preference for any preferred stock.

Securities Purchase Agreement

On November 12, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement (the “Offering”) of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.52 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,815,049 shares of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $8.519 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and will not expire. The Offering closed on November 14, 2025.  Proceeds from the Offering, net of placement agent’s fees and other Offering expenses, were $20.3 million.  On December 11, 2025, the Shares and Pre-Funded Warrants were effectively registered with the SEC.

Pre-Funded Warrants

The rights and privileges of the pre-funded warrants issued under the Offering are set forth in the warrant agreement between the Company and each of the respective warrant holders. The pre-funded warrants are exercisable at the option of the warrant holder at any time and do not expire. Pre-funded warrants do not provide any of the rights or privileges provided by the Company's common stock, including any voting rights, until the pre-funded warrants are exercised and settled in underlying shares of common stock.

The Company evaluated the pre-funded warrants issued under the Offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025. As of December 31, 2025, 1,697,678 pre-funded warrants remained outstanding.

13. Stock-Based Compensation

Employee Equity Plans

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

As of December 31, 2025, 87,815 shares were reserved for future issuance under the 2019 Plan.

Stock options granted under the 2015 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of January 1, 2024	567,995	$105.96	7.3	$52
Granted	248,609	$19.80	—	—
Exercised	(1,214)	$18.60	—	—
Forfeitures	(77,495)	$41.76	—	—
Outstanding as of December 31, 2024	737,895	$83.84	7.1	$22
Granted	120,748	$9.33	—	—
Exercised	—	$—	—	—
Forfeitures	(9,677)	$37.74	—	—
Outstanding as of December 31, 2025	848,966	$73.76	6.5	—
Exercisable as of December 31, 2025	636,486	$94.11	5.8	$55
(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2025 and 2024.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $7.17 and $14.28, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0 and $9,000, respectively.

The aggregate grant date fair value of stock options and restricted stock vested during the year ended December 31, 2025 and 2024 was approximately $4.5 million and $5.1 million, respectively.

On May 3, 2019, the Company’s stockholders approved the NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the Effective Date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. A total of 20,000 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1st until expiration of the ESPP, in an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 40,000 shares of common stock and (iii) a number of shares of common stock determined by the administrator of the ESPP. As of December 31, 2025, 27,479 shares of common stock had been issued pursuant to the ESPP and 85,002 shares were reserved for future issuance thereunder.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $3.0 million and $6.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $1.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. This remaining compensation expense is expected to be recognized over a weighted-average period of 2.1 years as of December 31, 2025.  Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	December 31,

(in thousands)	2025	2024
Research and development	$1,345	$2,756
General and administrative	1,641	3,579
Total stock-based compensation expense	$2,986	$6,335

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year Ended
	December 31,
	2025		2024
Expected term	6.0	years	5.8	years
Expected volatility	90.5%		83.3%
Risk free interest rate	4.4%		3.6 - 4.7%
Expected dividend yield	—%		—%

14. Restructuring and Asset Impairment

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

Employees affected by the reduction in force under the 2024 Restructuring were entitled to receive severance payments and Company-funded medical insurance for a specified time. During the three months ended March 31, 2024, the Company recognized $0.8 million for employees who had no requirements for future service upon approval of the 2024 Restructuring. This $0.8 million was paid out in full during the three months ended June 30, 2024, and there is no remaining liability as of December 31, 2025.

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

The Company recorded $1.8 million of impairment charges related to a facility operating lease asset and accelerated depreciation on manufacturing equipment for the three months ended March 31, 2024. No additional impairment charges were recorded through December 31, 2025.

Assumptions used in this analysis included current real estate trends, length of time to enter into a sublease and the discount rate used to develop the present value estimate. Other assumptions included an estimate of the salvage value for manufacturing equipment that is no longer in use. These assumptions are considered nonrecurring Level 3 estimates.

15. Segment Information

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

The accounting policies of the life sciences segment are the same as those described in the Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statements of operations and comprehensive net loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year Ended
(in thousands)	December 31,
	2025	2024
Research and development expenses
Employee costs	$8,974	$13,252
Clinical product candidates	27,669	13,562
Nonclinical product candidates	3,758	9,182
Depreciation and amortization	2,133	2,792
Other R&D (1)	2,389	2,700
Total R&D	$44,923	$41,488

General and administrative expenses
Employee costs	$5,887	$8,400
Professional services	4,614	4,449
Insurance	947	1,281
Other G&A (2)	1,245	1,588
Total G&A	$12,693	$15,718
(1)	Other R&D consists of facilities related expenses and office expenses.
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

16. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable immediately after the original issuance date. Since the Company incurred net losses for the years ended December 31, 2025 and 2024, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive.  Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Outstanding options to purchase common stock	848,966	737,895
Total	848,966	737,895

17. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law.  Given the Company’s history of operating losses and full valuation allowances against its deferred tax assets, the Act does not currently have a significant impact on the Company’s financial statements.

The Company is subject to U.S. federal and state income taxes.  No federal or state income taxes were paid in the year ended December 31, 2025.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 is as follows:

	December 31,
	Amount	Percent
Expected income tax benefit at the federal statutory rate	$(11,727)	21.0%
State taxes, net of federal benefit	(3,649)	6.5
Research and development credit, net	(1,393)	2.5
Other	175	(0.3)
Change in valuation allowance	16,594	(29.7)
Total	$—	—%

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024 is as follows:

December 31,
2024
Expected income tax benefit at the federal statutory rate	21.0%
State taxes, net of federal benefit	6.6
Research and development credit, net	4.0
Non-deductible items	(0.6)
Other	(1.6)
Change in valuation allowance	(29.4)
Total	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$85,836	$63,647
Research and development tax credits	17,829	16,436
Capitalized R&D Costs	18,271	25,826
Operating lease liabilities	1,419	1,642
Share-based compensation	8,032	7,234
Accruals and other	1,415	1,587
Gross deferred tax assets	132,802	116,372
Less: valuation allowance	(131,903)	(115,309)
Total deferred tax assets	$899	$1,063
Deferred tax liabilities:
Operating lease assets	(899)	(1,063)
Gross deferred tax liabilities	$(899)	$(1,063)
Net deferred tax assets	$—	$—

Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2025. The Company increased its valuation allowance by approximately $16.6 million for the year ended December 31, 2025. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $310.9 million and $314.0 million, respectively, some of which begin to expire in the year ending December 31, 2036. Approximately $288.2 million of the federal net operating loss carryforwards do not expire. The Company had federal and state research and development tax credit carryforwards of approximately $17.8 million and $0.1 million, respectively, as of December 31, 2025. The federal credits begin to expire in the year ending December 31, 2036, and the state credits begin  to expire in the year ending December 31, 2026.

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

The Company files income tax returns in the U.S. federal jurisdiction as well as in Maryland and Florida. The tax years 2022 to 2024 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2025, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

18. Employee Benefit Plan

The Company sponsors a 401(k) plan which stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2025, and 2024, the Company made matching contributions of $0.3 million and $0.3 million, respectively.

19. Subsequent Event

Subsequent to year end and through February 27, 2026, the Company sold 52,715 shares of common stock under the Wainwright ATM Agreement for net proceeds of approximately $0.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31,

2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information

Director and Officer Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained under the headings “Proposal No. 1: Election of Class III Directors,” “Corporate Governance and our Board of Directors,” and “Executive Officers” in our definitive proxy statement for our 2026 annual meeting of stockholders, or our “Proxy Statement,” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on July 14, 2025).

4.1		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed with the Commission on November 17, 2025).

4.2	*	Description of Registered Securities.

4.3

Amended and Restated Investors’ Rights Agreement, dated as of November 5, 2018, by and among the Company and the investors party thereto (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 filed with the Commission on April 12, 2019).

4.4

Registration Rights Agreement dated as of June 13, 2025, by and between the Company and Simcere Zaiming, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2025).

4.5

Registration Rights Agreement, dated as of November 12, 2025, by and between the Company and each purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2025).

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

Research Collaboration and Co-Development Agreement, dated as of November 9, 2022, by and between NextCure, Inc. and LigaChem Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 21, 2024).

10.31	+

Scientific Advisory and Consulting Agreement, dated as of July 2, 2024, by and between NextCure, Inc. and Dr. Han Myint (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).

10.32	+

Employment Agreement effective as of February 1, 2025, by and between the Company and Udayan Guha, M.D., PH.D. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on 10-K filed on March 6, 2025).

10.33	†

License Agreement dated June 13, 2025 between the Company and Hainan Simcere Zaiming Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2025).

10.34	†

Subscription Agreement, dated as of June 13, 2025, by and between the Company and Simcere Zaiming, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2025).

10.35

Securities Purchase Agreement, dated November 12, 2025, by and between the Company and  each purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2025).

10.36

At The Market Offering Agreement, dated December 19, 2025, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 19, 2025).

19		NextCure, Inc. Trading Compliance Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on 10-K filed on March 6, 2025).

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		NextCure, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 21, 2024).

EX-101.INS		Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEXTCURE, INC.

Date: March 5, 2026	By:	/s/ Michael Richman
	Name:	Michael Richman
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

Signature	Title	Date

/s/ Michael Richman	President, Chief Executive Officer and Director	March 5, 2026
Michael Richman	(Principal Executive Officer)

/s/ Steven P. Cobourn	Chief Financial Officer	March 5, 2026
Steven P. Cobourn	(Principal Financial and Accounting Officer)

/s/ David Kabakoff	Chair of the Board	March 5, 2026
David Kabakoff, Ph.D.

/s/ Anne Borgman	Director	March 5, 2026
Anne Borgman, M.D.

/s/ Ellen G. Feigal	Director	March 5, 2026
Ellen G. Feigal, M.D.

/s/ John G. Houston	Director	March 5, 2026
John G. Houston, Ph.D.

/s/ Elaine V. Jones	Director	March 5, 2026
Elaine V. Jones, Ph.D.

/s/ Stephen Webster	Director	March 5, 2026
Stephen Webster