Form 10-Q
period 2026-03-31
NextCure, Inc.
filed 2026-05-07
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, the registrant had 3,612,096 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash and cash equivalents	$15,167	$25,982
Marketable securities	14,576	15,836
Prepaid expenses and other current assets	1,998	1,929
Total current assets	31,741	43,747
Property and equipment, net	2,990	3,273
Right of use assets	2,399	2,617
Other assets	847	546
Total assets	$37,977	$50,183
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,070	$2,011
Accrued liabilities and other liabilities	3,821	8,555
Total current liabilities	6,891	10,566
Lease liabilities, long term	3,879	4,148
Other long-term liabilities	491	526
Total liabilities	11,261	15,240
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; No shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 3,607,555 and 3,505,621 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	472,490	470,898
Accumulated other comprehensive (loss) income	(2)	21
Accumulated deficit	(445,776)	(435,980)
Total stockholders’ equity	26,716	34,943
Total liabilities and stockholders’ equity	$37,977	$50,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$6,834	$7,896
General and administrative	3,271	3,726
Total operating expenses	10,105	11,622
Loss from operations	(10,105)	(11,622)
Other income, net	309	646
Net loss	$(9,796)	$(10,976)
Net loss per common share - basic and diluted	$(1.87)	$(4.70)
Weighted-average shares outstanding - basic and diluted	5,239,236	2,333,890
Comprehensive loss:
Net loss	$(9,796)	$(10,976)
Unrealized loss on marketable securities	(23)	(4)
Total comprehensive loss	$(9,819)	$(10,980)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2026

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	3,505,621	$4	$470,898	$21	$(435,980)	$34,943
Stock-based compensation	—	—	344	—	—	344
Exercise of stock options	2,488	—	14	—	—	14
Issuance of shares from at-the-market sales, net of expenses	99,446	—	1,234	—	—	1,234
Unrealized loss on marketable securities, net of tax	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(9,796)	(9,796)
Balance as of March 31, 2026	3,607,555	$4	$472,490	$(2)	$(445,776)	$26,716

	Three Months Ended March 31, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	2,333,896	$2	$446,965	$—	$(391,112)	$55,855

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,796)	$(10,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	654
Amortization of premiums and discounts on marketable securities	(59)	(237)
Stock-based compensation	344	1,363
Noncash operating lease expense	154	142
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(308)	166
Accounts payable	1,059	(2,617)
Accrued liabilities and other liabilities	(4,735)	(1,217)
Lease liabilities	(269)	(240)
Other long-term liabilities	(36)	(32)
Net cash used in operating activities	(13,363)	(12,994)
Cash flows from investing activities:
Sales and maturities of marketable securities	1,300	21,063
Purchases of marketable securities	—	(13,969)
Net cash provided by investing activities	1,300	7,094
Cash flows from financing activities:
Net proceeds from at-the-market sales	1,234	—
Proceeds from exercise of stock options	14	—
Net cash provided by financing activities	1,248	—
Net increase (decrease) in cash and cash equivalents	(10,815)	(5,900)
Cash and cash equivalents – beginning of period	25,982	27,727
Cash and cash equivalents – end of period	$15,167	$21,827
Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$16

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

Liquidity

The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Through March 31, 2026, the Company has funded its operations primarily with proceeds from public offerings of its common stock and private placements of its common and preferred stock. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $29.7 million. The Company's expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.  See Note 2, Summary of Significant Accounting Policies, for a further assessment of liquidity.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $445.8 million as of March 31, 2026 and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $29.7 million as of March 31, 2026 will not be sufficient to fund the Company's operations for a period of one year after the issuance of these unaudited financial statements.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Under the License Agreement: (i) the Company agreed to pay $17 million to Zaiming, which included an upfront cash payment of $12 million and an additional $5 million that became payable upon the earlier of a qualifying financing event or December 31, 2025, which became payable on December 31, 2025; (ii) upon initiation of the first Phase 1 clinical trial for SIM0505, the Company agreed to pay Zaiming $1.5 million, which became payable in October 2025; (iii) upon initiation of the first Phase 2 clinical trial for SIM0505, the Company is obligated to issue to Zaiming $1 million in its common stock, or under certain conditions, pay an equivalent cash amount in lieu of common stock; (iv) the Company is obligated to pay Zaiming certain development and regulatory milestone payments of up to $166.5 million per Zaiming product and up to $25.5 million per NextCure product, and certain commercial sales-based milestone payments of up to $535 million; and (v) the Company is obligated to pay tiered royalties on annual net sales of licensed products, at rates ranging from mid-single digit to low double digit percentages for Zaiming products; and low to mid-single digit percentages for NextCure products, in all cases, subject to standard reductions.

The rights acquired under the License agreement are considered in-process research and development (IPRD) under Accounting Standards Codification (“ASC”) 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that became due on December 31, 2025. In addition, in October 2025, the Company achieved the first Phase 1 development milestone triggering an obligation of $1.5 million to Zaiming. The combined total of $18.5 million was included in research and development costs in the statement of operations and comprehensive loss for the year ended December 31, 2025. None of the other milestone payments are considered probable and reasonably estimable as of March 31, 2026, so they have not been accrued.

4. Collaboration Agreement

In November 2022, the Company entered into a Research and Collaboration and Co-Development Agreement (“the LigaChem Agreement”) with LigaChem Biosciences, Inc., formerly known as LegoChem Biosciences, Inc., (“LigaChem”), to develop up to three antibody drug conjugates.  Under the terms of the LigaChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The collaboration can consist of up to three research programs for which a research plan will be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it.  Each party shall be solely responsible for costs associated with its assigned activities as outlined in the research plan.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under the LigaChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LigaChem Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the LigaChem Agreement.

Given the involvement by both parties under the LigaChem Agreement, management assessed the criteria under ASC 808, Collaborative Arrangements (“ASC 808”), to determine if such agreement is within the scope of ASC 808. Based on the terms of the LigaChem Agreement, the Company concluded that the LigaChem Agreement meets the requirements of a collaboration within the guidance of ASC 808.  The Company and LigaChem are active participants in the activities associated with the LigaChem Agreement and are exposed to significant risks and rewards dependent on the commercial success of the activity.  The LigaChem Agreement is not reflective of a vendor-customer relationship and therefore not within the scope of ASC 606, Revenue from Contracts with Customers.  Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses on the statement of operations.

As of March 31, 2026, LNCB74 was the lone co-development product and was in the early stages of development.  During the three months ended March 31, 2026, the Company incurred more costs than LigaChem under the LigaChem Agreement and recorded a corresponding reduction of $0.6 million in research and development costs reflecting the 50-50 cost sharing terms. A $0.6 million receivable is included in prepaid expenses and other current assets for amounts owed by LigaChem as of March 31, 2026.

5. Marketable Securities

Marketable securities consist of the following:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$14,578	$2	$(4)	$14,576
Total	$14,578	$2	$(4)	$14,576

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$15,818	$19	$(1)	$15,836
Total	$15,818	$19	$(1)	$15,836

The Company uses the specific identification method when calculating realized gains and losses. The Company realized a gain of $1 thousand on available-for-sale securities for the three months ended March 31, 2026.  The Company did not realize any gains or losses on available-for-sale securities for the three months ended March 31, 2025.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of March 31, 2026, the Company had investments with a total fair market value of $11.0 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of
March 31, 2026:

	March 31, 2026
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$14,578	$14,576
Total investments available-for-sale	$14,578	$14,576

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.1 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.e following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$14,667	$14,667	$—	$—
Marketable securities:
Corporate bonds	14,576	—	14,576	—
Total	$29,243	$14,667	$14,576	$—

	December 31, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$25,420	$25,420	$—	$—
Marketable securities:
Corporate bonds	15,836	—	15,836	—
Total	$41,256	$25,420	$15,836	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2026.

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

Operating lease expense was $250,000 and $252,000 for the three months ended March 31, 2026 and March 31, 2025, respectively. Operating cash flows used for operating leases during the three months ended March 31, 2026 and March 31, 2025 were $334,000 and $285,000, respectively. As of March 31, 2026, the weighted-average remaining lease term was 4.0 years, and the weighted average discount rate was 7.47%.

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2026	$1,046
2027	1,396
2028	1,438
2029	1,481
2030	376
Total future minimum payments	$5,737
Less: present value discount	(824)
Present value of lease liabilities	$4,913

8. Stock-Based Compensation

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

As of March 31, 2026, 79,424 shares were reserved for future grant under the 2019 Plan. Stock options granted under the 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years. A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2025	848,966	$73.76	6.5	$—
Granted	151,480	$10.85	—	—
Exercised	(2,488)	$5.76	—	—
Forfeitures	(2,978)	$11.56	—	—
Outstanding as of March 31, 2026	994,980	$64.54	6.8	179
Exercisable as of March 31, 2026	681,158	$88.89	5.8	$50
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2025 and March 31, 2026.

The weighted average grant date fair value of stock options granted to employees for the three months ended March 31, 2026 was $8.32 using the Black-Scholes option pricing model. 2,488 stock options were exercised during the three months ended March 31, 2026. As of March 31, 2026, there was $2.5 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.9 years.

The aggregate grant date fair value of stock options vested during the three months ended March 31, 2026 and 2025 was approximately $0.5 million and $3.0 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Research and development	$124	$579
General and administrative	220	784
Total stock-based compensation expense	$344	$1,363

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Three Months Ended
	March 31,
	2026		2025
Expected term	6.1	years	6.1	years
Expected volatility	90.8%		90.5%
Risk free interest rate	3.9%		4.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of March 31, 2026, 27,479 shares of common stock had been issued pursuant to the ESPP and 85,002 shares were reserved for future issuance thereunder.

9. Common Stock

Securities Purchase Agreement

On November 12, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stock at a purchase price of $8.52 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 1,815,049 shares of common stock at a purchase price of $8.519 per pre-funded warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. The offering closed on November 14, 2025.  Proceeds from the offering, net of placement agent’s fees and other offering expenses, were $20.3 million.  On December 11, 2025, the Shares and pre-funded warrants were effectively registered with the SEC.

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

The Company evaluated the pre-funded warrants issued under the offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025. As of March 31, 2026, pre-funded warrants to purchase up to an aggregate of 1,697,678 shares of common stock remained outstanding.

At-The-Market Offering Agreement

On December 19, 2025, the Company entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $14.5 million of its common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.  During the three months ended March 31, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

10. Segment Information

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31,
	2026	2025
Research and development expenses
Employee costs	$2,039	$2,930
Clinical product candidates	3,101	2,968
Nonclinical product candidates	858	729
Depreciation and amortization	277	634
Other R&D (1)	559	635
Total R&D	$6,834	$7,896

General and administrative expenses
Employee costs	$1,523	$2,077
Professional services	1,112	1,081
Insurance	222	262
Other G&A (2)	414	306
Total G&A	$3,271	$3,726

(1)	Other R&D consists of facilities related expenses and office expenses.
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

11. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable immediately after the original issuance date. For the three months ended March 31, 2026, pre-funded warrants to purchase up to 1,697,678 shares of common stock in the aggregate were outstanding and included in the calculation of weighted average shares outstanding.  Since the Company incurred net losses for the three months ended March 31, 2026 and 2025, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive.  Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Net loss (Numerator):
Net loss - basic and diluted	$(9,796)	$(10,976)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	5,239,236	2,333,890
Loss per share - basic and diluted	$(1.87)	$(4.70)

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Outstanding options to purchase common stock	994,980	846,774
Total	994,980	846,774

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the three month periods ended March 31, 2026 and 2025. The Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of any commercially ready products. The Company has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence involving its ability to realize its deferred tax assets at each reporting period.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law.  Given the Company’s history of operating losses and full valuation allowances against its deferred tax assets, the Act did not have a significant impact on the Company’s financial statements and is not expected to have have a significant impact on the Company’s future financial statements.

13. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our “2025 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: the potential that positive results in preclinical studies may not be predictive of the results of clinical trials; our limited operating history and lack of any products approved for commercial sale; our history of significant losses; our need and ability to obtain additional financing on acceptable terms or at all; risks related to clinical development, marketing approval and commercialization; the unproven approach to the discovery and development of product candidates based on our technologies; risks related to our restructuring and reduction in force; and our dependence on key personnel. More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2025 Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

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

Zaiming is currently investigating SIM0505 in China for the treatment of solid tumors, including ovarian, endometrial, non-small cell lung and renal. In December 2024, Zaiming received clearance from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) for a Phase 1 clinical trial for treating multiple cancers.  Following the FDA's assignment of the IND to NextCure in June 2025, the Company successfully dosed the first U.S. patient in its ongoing Phase 1 trial of SIM0505 in October 2025. In April 2026, the FDA granted Fast Track Designation to SIM0505 for the treatment of patients with platinum-resistant ovarian cancer. We also announced that initial Phase 1 clinical data for this program will be presented at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting.  In May 2026, we announced the initiation of the dose optimization phase for SIM0505, targeting gynecologic cancers through the treatment of patients with platinum-resistant ovarian cancer.

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

In December 2024, we announced that the FDA accepted an IND application for initiation of a Phase 1 clinical trial to evaluate LNCB74 for treating multiple cancers known to have high B7-H4 expression, including breast, ovarian, and endometrial cancers. In January 2025, the first patient in our Phase 1 trial of LNCB74 was dosed. In November 2025, we announced that the FDA had cleared a protocol amendment giving us the ability to add higher dose escalation cohorts.  In January 2026, we announced that implementation of the amended protocol, including expanded dosing and enrollment, prioritization of patients with high B7-H4 expression in breast and gynecological cancers, and the addition of adenoid cystic carcinoma type 1, would delay the reporting of proof-of-concept data, previously anticipated in the first half of 2026.  We are backfilling patients to investigate particular dose levels and schedules in the expected therapeutic window, and plan to provide a trial progress update in the second half of 2026.

In addition, we continue to seek to partner our other clinical programs NC410 and NC525 and to pursue a partner or third-party financing to advance our preclinical non-oncology programs NC605 and NC181.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our common and preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through March 31, 2026, we raised approximately $446 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations.  Our net losses for the three months ended March 31, 2026 and 2025, was $9.8 million and $11.0 million, respectively.  As of March 31, 2026, we had an accumulated deficit of $445.8 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $29.7 million. Our expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.

We will need to raise additional capital in order to extend our runway and enable us to continue advancing our current clinical programs, SIM0505 and LNCB74, beyond the first half of 2027. While we intend to use any additional funding to continue development of both of our lead programs, if we do not raise sufficient funds in one or more financings or obtain other financial support for program development, we will need to implement additional cost cutting measures to extend our runway, which may include delaying enrollment in, or pausing, one of our clinical programs and a reduction in workforce. See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a further assessment of liquidity.

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

We cannot determine with certainty the duration and costs of future clinical trials of SIM0505, LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of SIM0505, LNCB74 and any other product candidate we may develop depends on a variety of factors, including:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Operating expenses:
Research and development	$6,834	$7,896	$(1,062)
General and administrative	3,271	3,726	(455)
Loss from operations	(10,105)	(11,622)	(1,517)
Other income, net	309	646	(337)
Net loss	$(9,796)	$(10,976)	$1,180

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Change
External research and development expenses:
LNCB74, net of cost sharing	499	592	(93)
SIM0505	2,602	—	2,602
Other programs and preclinical development	858	3,337	(2,479)
Total external research and development expenses	3,959	3,929	30
Total internal research and development expenses	2,875	3,967	(1,092)
Total research and development expenses	$6,834	$7,896	$(1,062)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2026 decreased by $1.1 million compared to the three months ended March 31, 2025 due to lower costs on other programs, largely costs for NC410 and NC525, as the Company previously deprioritized these programs and focused on finding a partner to further develop these programs.  These lower costs were largely offset by cost related to SIM0505, which was acquired in the second quarter of 2025.  Internal costs decreased largely due to lower personnel-related costs, primarily stock compensation costs, and lower depreciation.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 decreased by $0.5 million compared to the three months ended March 31, 2025. The decrease was driven primarily by $0.6 million lower non-cash stock compensation costs.

Other Income, Net

Other income, net for the three months ended March 31, 2026 decreased by $0.3 million compared to the three months ended March 31, 2025, due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through March 31, 2026, we have raised approximately $446 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On June 13, 2025, we entered into a License Agreement (the “License Agreement”) with Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical, Ltd. or hereinafter “Zaiming”), a biopharmaceutical company based in China (see Note 3, License Agreement, to our unaudited condensed financial statements included elsewhere in this Quarterly Report, for more information).  In connection with the License Agreement, the Company also entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company issued and sold to Simcere Zaiming, Inc. (“Simcere Zaiming”), a Delaware corporation and an affiliate of Zaiming, in a private placement, an aggregate of 338,636 shares (the “Shares”) of our common stock, at a price of approximately $5.904 per share for an aggregate purchase price of $2.0 million.

On November 12, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stockat a purchase price of $8.52 per share, and (ii) pre-funded warrants (to purchase up to an aggregate of 1,815,049 shares of common stock at a purchase price of $8.519 per pre-funded warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. The offering closed on November 14, 2025.  Proceeds from the offering, net of placement agent’s fees and other offering expenses, were $20.3 million.  On December 15, 2025, 117,371 of the pre-funded warrants were exercised.

On December 19, 2025, we entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $14.5 million of its common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by us of the appropriate sources of funding for the Company.  During the three months ended March 31, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

As of March 31, 2026 we had cash, cash equivalents and marketable securities of $29.7 million. Our expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.

We will need to raise additional capital in order to extend our runway and enable us to continue advancing our current clinical programs, SIM0505 and LNCB74, beyond the first half of 2027. While we intend to use any additional funding to continue development of both of our lead programs, if we do not raise sufficient funds in one or more financings or obtain other financial support for program development, we will need to implement additional cost cutting measures to extend our runway, which may include delaying enrollment in, or pausing, one of our clinical programs and a reduction in workforce. See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a further assessment of liquidity.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(13,363)	$(12,994)
Investing activities	1,300	7,094
Financing activities	1,248	—
Net increase (decrease) in cash and cash equivalents	$(10,815)	$(5,900)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.4 million for the three months ended March 31, 2026, which was primarily the result of our net loss of $9.8 million and $4.3 million used by net changes in operating assets and liabilities, partially offset by non-cash charges for depreciation of $0.3 million and stock-based compensation of $0.3 million.  Net cash used in operating activities was $13.0 million for the three months ended March 31, 2025, which was primarily the result of our net loss of $11.0 million, and $3.9 million used by net changes in operating assets and liabilities, partially offset by non-cash charges for depreciation of $0.7 million and stock-based compensation of $1.4 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026  was $1.3 million, which was entirely due to net proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the three  months ended March 31, 2025 was $7.1 million, which was entirely due to net proceeds from sales and maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2026 representing the sale of 99,446 shares of stock under the Wainwright ATM Agreement. There was no cash provided by financing activities for the three months ended March 31, 2025.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office and laboratory space that expire in March 2030. The monthly base rent for these leases totals $111.4 thousand as of March 31, 2026 per month plus our prorated share of operating expenses. The monthly base rent is subject to annual 3% increases through the lease term.

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

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.  There have been no material changes to our contractual obligations during the three months ended March 31, 2026, as compared to those disclosed in our 2025 Annual Report.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report, for a discussion of recent accounting pronouncements that may impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 13, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business is not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933 and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

10.1*+	Employment Agreement, effective as of July 6, 2020, by and between the Company and Timothy Mayer.

31.1*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished herewith.

+  Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: May 7, 2026	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer