Form 10-Q
period 2026-06-30
NextCure, Inc.
filed 2026-08-06
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number: 001-38905

NextCure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5231247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Virginia Manor Road, Suite 140 Beltsville, Maryland	20705
(Address of principal executive offices)	(Zip Code)

(240) 399-4900

(Registrant’s telephone number, including area code)

9000 Virginia Manor Road, Suite 200

Beltsville, MD 20705

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

As of July 31, 2026, the registrant had 4,577,359 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash and cash equivalents	$15,260	$25,982
Marketable securities	4,828	15,836
Prepaid expenses and other current assets	2,167	1,929
Total current assets	22,255	43,747
Property and equipment, net	283	3,273
Right of use assets	—	2,617
Other assets	82	546
Total assets	$22,620	$50,183
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,578	$2,011
Accrued liabilities and other liabilities	3,835	8,555
Total current liabilities	6,413	10,566
Lease liabilities, long term	3,603	4,148
Other long-term liabilities	455	526
Total liabilities	10,471	15,240
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; No shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 4,068,951 and 3,505,621 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	472,816	470,898
Accumulated other comprehensive (loss) income	(3)	21
Accumulated deficit	(460,668)	(435,980)
Total stockholders’ equity	12,149	34,943
Total liabilities and stockholders’ equity	$22,620	$50,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$7,425	$24,091	$14,259	$31,987
General and administrative	2,592	3,201	5,863	6,927
Asset impairment	5,077	—	5,077	—
Total operating expenses	15,094	27,292	25,199	38,914
Loss from operations	(15,094)	(27,292)	(25,199)	(38,914)
Other income, net	202	484	511	1,130
Net loss	$(14,892)	$(26,808)	$(24,688)	$(37,784)
Net loss per common share - basic and diluted	$(2.80)	$(11.29)	$(4.68)	$(16.05)
Weighted-average shares outstanding - basic and diluted	5,309,724	2,374,729	5,274,630	2,354,425
Comprehensive loss:
Net loss	$(14,892)	$(26,808)	$(24,688)	$(37,784)
Unrealized loss on marketable securities	(1)	(7)	(24)	(11)
Total comprehensive loss	$(14,893)	$(26,815)	$(24,712)	$(37,795)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2026

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	3,505,621	$4	$470,898	$21	$(435,980)	$34,943
Stock-based compensation	—	—	344	—	—	344
Exercise of stock options	2,488	—	14	—	—	14
Issuance of shares from at-the-market sales, net of expenses	99,446	—	1,234	—	—	1,234
Unrealized loss on marketable securities, net of tax	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(9,796)	(9,796)
Balance as of March 31, 2026	3,607,555	$4	$472,490	$(2)	$(445,776)	$26,716
Stock-based compensation	—	—	304	—	—	304
Issuance of shares under ESPP	4,541	—	22	—	—	22
Exercise of pre-funded warrants	456,855	—	—	—	—	—
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(14,892)	(14,892)
Balance as of June 30, 2026	4,068,951	$4	$472,816	$(3)	$(460,668)	$12,149

	Six Months Ended June 30, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	2,333,896	$2	$446,965	$—	$(391,112)	$55,855
Stock-based compensation	—	—	587	—	—	587
Issuance of shares under ESPP	3,620	—	19	—	—	19
Unrealized gain on marketable securities, net of tax $0	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(26,808)	(26,808)
Balance as of June 30, 2025	2,337,516	$2	$447,571	$(7)	$(417,920)	$29,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,688)	$(37,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	1,287
Amortization of premiums and discounts on marketable securities	(100)	(386)
Stock-based compensation	648	1,951
Noncash operating lease expense	315	288
Asset impairment	5,077	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(113)	(1,716)
Accounts payable	567	(2,809)
Accrued liabilities and other liabilities	(4,722)	4,016
Lease liabilities	(545)	(488)
Other long-term liabilities	(72)	(66)
Net cash used in operating activities	(23,078)	(35,707)
Cash flows from investing activities:
Sales and maturities of marketable securities	11,086	37,558
Purchases of marketable securities	—	(26,705)
Net cash provided by investing activities	11,086	10,853
Cash flows from financing activities:
Proceeds from issuance of common stock		2,000
Net proceeds from at-the-market sales	1,234	—
Proceeds from exercise of stock options	14	—
Proceeds from shares issued under ESPP	22	19
Net cash provided by financing activities	1,270	2,019
Net increase (decrease) in cash and cash equivalents	(10,722)	(22,835)
Cash and cash equivalents – beginning of period	25,982	27,727
Cash and cash equivalents – end of period	$15,260	$4,892
Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$32

The accompanying notes are an integral part of these unaudited condensed financial statements.

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in September 2015 and is headquartered in Beltsville, Maryland. The Company is a clinical-stage biopharmaceutical company that has focused on advancing innovative medicines that treat cancer patients that do not respond to, or that have disease progression on, current therapies, through the use of targeted therapies including antibody-drug conjugates. The Company has focused on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Since inception, the Company has devoted substantially all of its efforts and financial resources to discovery, research and development activities for the Company’s product candidates, identifying business development opportunities, raising capital and securing intellectual property rights related to the Company’s product candidates.

On July 14, 2026, the Company entered into a definitive merger agreement with Avere Therapeutics, Inc. (“Avere Therapeutics”), a privately held biotechnology company focused on oral therapies for IL-23-driven inflammatory diseases. Upon completion of the merger, the combined company is expected to operate as Avere Therapeutics, Inc. and trade on Nasdaq under the ticker symbol "AVRX." The combined company will be led by Avere's management team and governed by a board of directors constituted in accordance with the merger agreement. The merger is subject to customary closing conditions and stockholder approval. As of the filing date of this Quarterly Report on Form 10-Q, the merger has not been completed and NextCure continues to operate as a standalone company.

Concurrently with the merger agreement, Avere entered into a securities purchase agreement providing for a private financing expected to generate approximately $320 million in gross proceeds immediately prior to closing, subject to customary closing conditions. Existing NextCure stockholders are expected to receive contingent value rights tied to certain legacy NextCure assets.

In connection with the proposed merger and related restructuring activities, the Company has discontinued further investment in the LNCB74 co-development program and, subsequent to June 30, 2026, entered into a transition and continuation agreement with LigaChem Biosciences (the “Transition and Continuation Agreement”) pursuant to which LigaChem has elected to continue the LNCB74 program as the “Sole Developing Party” (as such term is defined in the LigaChem Agreement; see Note 15 Subsequent Events).

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception and has an accumulated deficit of $461 million as of June 30, 2026. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $20.1 million as of June 30, 2026 will be sufficient to fund the Company's operations into the fourth quarter of 2026. However, the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include completing the proposed merger with Avere Therapeutics, implementing restructuring activities designed to reduce operating expenditures, and pursuing partnership, licensing, sale and other opportunities to advance or monetize its legacy assets. While these plans are intended to improve the Company's liquidity position, the completion of the proposed merger and the concurrent private placement remains subject to stockholder approval and other closing conditions outside of the Company's control, and the Company's ability to monetize its legacy assets is uncertain. Accordingly, these plans are not considered probable of being effectively implemented and mitigating the substantial doubt within one year after the date the financial statements are issued. Accordingly, management has concluded that substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s future operations are highly dependent on the closing of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of June 30, 2026 would be adequate to fund its operating expenses into the fourth quarter of 2026. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s Board of Directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development in the event the Merger is not consummated.

The Company intends to execute its strategic plan, including completing the proposed merger transaction, restructuring its activities, managing its legacy assets and obligations and seeking to monetize its legacy programs and intellectual property.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. All other ASUs issued subsequent to the filing of the Company’s Annual Report were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s financial position or results of operations.

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

The rights acquired under the License Agreement are considered in-process research and development (IPRD) under Accounting Standards Codification (“ASC”) 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that became due on December 31, 2025. In addition, in October 2025, the Company achieved the first Phase 1 development milestone triggering an obligation of $1.5 million to Zaiming. The combined total of $18.5 million was included in research and development costs in the statement of operations and comprehensive loss for the year ended December 31, 2025. None of the other milestone payments are considered probable and reasonably estimable as of June 30, 2026, so they have not been accrued.

Following the announcement of the proposed merger with Avere Therapeutics on July 14, 2026, the Company initiated certain actions relating to the SIM0505 program. For additional information regarding these actions and the Company’s strategic alternatives with respect to SIM0505, see Note 15, Subsequent Events.

4. Collaboration Agreement

In November 2022, the Company entered into a Research and Collaboration and Co-Development Agreement (the “LigaChem Agreement”) with LigaChem Biosciences, Inc., formerly known as LegoChem Biosciences, Inc. (“LigaChem”), to develop up to three antibody drug conjugates.  Under the terms of the LigaChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The LigaChem Agreement provided for up to three research programs for which a research plan could be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it and shall be solely responsible for costs associated with its assigned activities.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under the LigaChem Agreement after designation of a co-development product.

Effective April 1, 2023, the parties designated LNCB74 as the first co-development product under the LigaChem Agreement.  As such, cost sharing on a 50-50 basis commenced for the first co-development product under the LigaChem Agreement.  LNCB74 is the only co-development product under the LigaChem Agreement.

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

As of June 30, 2026, LNCB74 was the lone co-development product and was in the early stages of development.  During the three months ended June 30, 2026, the Company incurred more costs than LigaChem under the LigaChem Agreement and recorded a corresponding reduction of $0.6 million in research and development costs reflecting the 50-50 cost sharing terms. A $0.8 million receivable is included in prepaid expenses and other current assets for amounts owed by LigaChem as of June 30, 2026.

Subsequent to June 30, 2026, the Company modified its participation in the LNCB74 co-development program and entered into the Transition and Continuation Agreement with LigaChem. For additional information regarding these arrangements, see Note 15, Subsequent Events.

5. Marketable Securities

Marketable securities consist of the following:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$4,831	$—	$(3)	$4,828
Total	$4,831	$—	$(3)	$4,828

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$15,818	$19	$(1)	$15,836
Total	$15,818	$19	$(1)	$15,836

The Company uses the specific identification method when calculating realized gains and losses. There were were no realized gains or losses on available-for-sale securities for the three months ended June 30, 2026 and a $1 thousand gain on available-for-sale securities for the six months ended June 30, 2026.  The Company did not realize any gains or losses on available-for-sale securities for the three and six months ended June 30, 2025.

The Company reviewed all investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. As of June 30, 2026, the Company had investments with a total fair market value of $4.8 million in an immaterial unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes, and such unrealized losses are temporary as the Company anticipates a full recovery of the amortized cost basis of these securities at maturity. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The following table summarizes maturities of the Company’s investments available-for-sale as of
June 30, 2026:

	June 30, 2026
		Fair
(in thousands)	Cost	Value
Maturities:
Within 1 year	$4,831	$4,828
Total investments available-for-sale	$4,831	$4,828

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0.1 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$14,760	$14,760	$—	$—
Marketable securities:
Corporate bonds	4,828	—	4,828	—
Total	$19,588	$14,760	$4,828	$—

	December 31, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$25,420	$25,420	$—	$—
Marketable securities:
Corporate bonds	15,836	—	15,836	—
Total	$41,256	$25,420	$15,836	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended June 30, 2026.

7. Leases

The Company's lease portfolio consists of office space, manufacturing space and laboratory facilities. All of the Company's leases are classified as operating leases. The terms of the Company's lease agreements currently extend through March 2030 and provide the Company with an option for a five-year extension. Under the terms of the leases, the Company pays base annual rent subject to fixed dollar increases each year and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and considers renewal options that the Company is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities in accordance with ASC 842, Leases. The leases do not require variable lease payments or residual value guarantees and do not contain restrictive covenants.

The leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $249,000 and $252,000 for the three months ended June 30, 2026 and June 30, 2025, respectively. Operating lease expense was $499,000 and $504,000 for the six months ended June 30, 2026 and June 30, 2025, respectively. Operating cash flows used for operating leases during the six months ended June 30, 2026 and June 30, 2025 were $671,000 and $575,000, respectively. As of June 30, 2026, the weighted-average remaining lease term was 3.75 years, and the weighted average discount rate was 7.47%.

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands), which are included in Accrued liabilities and other liabilities and Lease liabilities, long term in the accompanying balance sheet:

2026	$684
2027	1,396
2028	1,438
2029	1,481
2030	376
Total future minimum payments	$5,375
Less: present value discount	(709)
Present value of lease liabilities	$4,666

In July and August 2026, the Company entered into amendments for certain of its leased facilities.  See Note 15, Subsequent Events for more information.

8. Asset Impairment

During the quarter ended June 30, 2026, the Company experienced a sustained decline in its stock price and market capitalization. As management met with potential investors and concluded they would not be able to raise additional capital, management had strong market indications that the value of its long-lived assets might not be recoverable. In addition, on July 14, 2026, the Company announced that it entered into an Agreement and Plan of Merger and Reorganization with Avere Therapeutics and its Board of Directors had approved a restructuring and workforce reduction plan intended to align the Company’s operations with its anticipated needs pending completion of the proposed merger. The Company also announced its intention to dispose of certain long-lived assets, including right-of-use assets. See Note 15, Subsequent Events.

These events are circumstances under ASC 360-10, Impairment and Disposal of Long-Lived Assets, that indicate the carrying value of its long-lived assets, including right-of-use assets, may not be recoverable. As a clinical stage life sciences company with one segment and no revenue, the Company concluded the applicable asset group was the entire company. The Company took an income approach to estimate the undiscounted cash flow for the asset group driven by the amount of proceeds generated in an asset purchase agreement entered into subsequent to June 30, 2026. See Note 15, Subsequent Events. Comparing the estimated undiscounted cash flows from the sale of equipment to the carrying value of the long-lived assets, the Company determined an impairment was present and recorded $5.1 million of impairment charges related to operating right-of-use assets and property and equipment for the three and six-months ended June 30, 2026.

Assumptions used in this analysis included estimates of the salvage value for property and equipment that is no longer in use.  This assumption is considered a nonrecurring Level 3 estimate.

9. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants, and directors of the Company.

The NextCure, Inc. Amended and Restated 2019 Omnibus Incentive Plan (the “A&R 2019 Plan”) became effective on June 18, 2026, the date on which the Company’s stockholders approved the A&R 2019 Plan.  The Company’s board of directors (the “Board”) determined not to make additional awards under the 2015 Plan following the effectiveness of the 2019 Plan. The A&R 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees and non-employee directors as well as other key persons (including consultants).

The number of shares of common stock reserved for issuance under the A&R 2019 Plan is 241,666 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares, plus 80,000 shares of stock approved by the Company’s stockholders at the Company’s 2026 Annual Meeting of Stockholders. The number of shares reserved for issuance under the A&R 2019 Plan automatically increase each January 1st during the term of the A&R 2019 Plan by 4% of the number of fully diluted shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Company’s Board.

As of June 30, 2026, 139,500 shares were reserved for future grant under the A&R 2019 Plan. Stock options granted under the A&R 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years. A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2025	848,966	$73.76	6.5	$—
Granted	174,500	$9.92	—	—
Exercised	(2,488)	$5.76	—	—
Forfeitures	(5,960)	$21.90	—	—
Outstanding as of June 30, 2026	1,015,018	$63.26	6.6	—
Exercisable as of June 30, 2026	709,995	$85.67	5.6	$—
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2025 and June 30, 2026.

The weighted average grant date fair value of stock options granted to employees for the six months ended June 30, 2026 was $7.61 using the Black-Scholes option pricing model. 2,488 stock options were exercised during the six months ended June 30, 2026. As of June 30, 2026, there was $2.3 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.7 years.

The aggregate grant date fair value of stock options vested during the six months ended June 30, 2026 and 2025 was approximately $0.8 million and $3.7 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$112	$285	$236	$865
General and administrative	192	302	412	1,086
Total stock-based compensation expense	$304	$587	$648	$1,951

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Six Months Ended
	June 30,
	2026		2025
Expected term	6.0	years	6.0	years
Expected volatility	91.0%		90.5%
Risk free interest rate	3.9%		4.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of June 30, 2026, 32,020 shares of common stock had been issued pursuant to the ESPP and 80,461 shares were reserved for future issuance thereunder.

10. Common Stock

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

The Company evaluated the pre-funded warrants issued under the offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025 and 456,855 shares of common stock upon the exercise of pre-funded warrants during the three and six months ended June 30, 2026.  As of June 30, 2026, pre-funded warrants to purchase up to an aggregate of 1,240,823 shares of common stock remained outstanding.

At-The-Market Offering Agreement

On December 19, 2025, the Company entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $14.5 million of its common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.  During the six months ended June 30, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it executes its strategic plan, including completing the proposed merger transaction, restructuring its activities, managing its legacy assets and obligations and seeking to monetize its legacy programs and intellectual property.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Research and development expenses
Employee costs	$1,536	$2,341	$3,575	$5,271
Clinical product candidates	4,250	2,569	7,290	5,604
Nonclinical product candidates	746	981	1,604	1,646
Depreciation and amortization	265	618	541	1,254
Other R&D (1)	628	17,582	1,249	18,212
Total R&D	$7,425	$24,091	$14,259	$31,987

General and administrative expenses
Employee costs	$877	$1,374	$2,400	$3,451
Professional services	1,160	1,266	2,273	2,346
Insurance	233	243	455	505
Other G&A (2)	322	318	735	625
Total G&A	$2,592	$3,201	$5,863	$6,927

(1)	Other R&D consists of facilities related expenses and office expenses and includes $17 million related to the License Agreement with Zaiming for both the three and six months ended June 30, 2025 (Note 3).
(2)	Other G&A consists of facilities related expenses, depreciation, office expenses and taxes and fees.

12. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable immediately after the original issuance date. For the three and six months ended June 30, 2026, pre-funded warrants to purchase up to 1,240,823 shares of common stock in the aggregate were outstanding and included in the calculation of weighted average shares outstanding.  Since the Company incurred net losses for the three and six months ended June 30, 2026 and 2025, common stock equivalents were excluded from the calculation of diluted net loss per share for such periods as their effect would be anti-dilutive.  Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss (Numerator):
Net loss - basic and diluted	$(14,892)	$(26,808)	$(24,688)	$(37,784)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	5,309,724	2,374,729	5,274,630	2,354,425
Loss per share - basic and diluted	$(2.80)	$(11.29)	$(4.68)	$(16.05)

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Outstanding options to purchase common stock	1,015,018	855,087
Total	1,015,018	855,087

13. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six month periods ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law.  Given the Company’s history of operating losses and full valuation allowances against its deferred tax assets, the Act did not have a significant impact on the Company’s financial statements and is not expected to have a significant impact on the Company’s future financial statements.

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

15. Subsequent Events

Merger Agreement with Avere Therapeutics, Inc.

On July 14, 2026, the Company entered into a definitive merger agreement with Avere Therapeutics, providing for an all-stock transaction. Upon completion of the merger, the combined company is expected to operate as Avere Therapeutics, Inc. and trade on Nasdaq under the ticker symbol "AVRX." The merger is subject to customary closing conditions and stockholder approval. As of the filing date of this Quarterly Report on Form 10-Q, the merger has not been completed and NextCure continues to operate as a standalone company. The transaction is expected to close in the second half of 2026. Following completion of the merger, the combined company is expected to be led by Avere's management team and governed by a board of directors constituted in accordance with the merger agreement. NextCure stockholders are expected to retain an ownership interest in the combined company and receive contingent value rights ("CVRs") tied to the potential future monetization of certain legacy NextCure assets.

Concurrent with the execution of the merger Agreement, certain institutional and accredited investors have entered into a securities purchase agreement with Avere, pursuant to which they have agreed, to purchase shares of Avere capital stock and pre-funded warrants to purchase shares of Avere capital stock for an aggregate purchase price of approximately $320 million in a private placement.

Employee Matters

On July 14, 2026, the Board approved a restructuring and workforce reduction plan (the “Plan”) intended to better align the Company’s workforce and operations with the anticipated needs of its business pending the closing of the merger. The Plan began in July 2026 and is expected to result in a reduction in force affecting a substantial majority of the Company’s workforce during the quarter ending September 30, 2026, in conjunction with the planned transition under the terms of the merger agreement. Following implementation of the Plan, the Company expects to retain its executive officers, each of whom is expected to continue as an employee of the Company, together with personnel in clinical, regulatory, finance and CMC (chemistry, manufacturing and controls) functions. These retained personnel support the Company’s ongoing obligations under the Transition and Continuation Agreement with LigaChem described below, including support of the ongoing LNCB74 clinical trial; the transition of patients enrolled in the SIM0505 study; the Company’s efforts to partner, license or otherwise monetize its legacy assets; the Company’s obligations as a reporting company under the Exchange Act; and the completion of the proposed merger.

 In connection with the implementation of the Plan, the Company expects to incur one-time charges and cash expenditures of approximately $2.4 million through October 31, 2026, primarily related to employee wages and severance payments, healthcare continuation and related termination costs. The Company expects to incur these charges primarily during the third quarter of 2026 and payment of these charges is expected to be completed by the fourth quarter of 2026.

Transition and Continuation Agreement with LigaChem

On July 14, 2026, the Company announced that it had informed LigaChem that the Company had opted out of continued cost-sharing for LNCB74. On August 6, 2026, the Company and LigaChem entered into a Transition and Continuation Agreement, pursuant to which LigaChem exercised its rights under the LigaChem Agreement to continue as the Sole Developing Party with respect to LNCB74 and thereby assume full control of LNCB74 development, and 100% responsibility for all LNCB74 program costs incurred for the LNCB74 program on or after July 1, 2026. The Company agreed to provide certain transition support to LigaChem, including interim support for the ongoing clinical trial while the parties implement transfer of program-related materials, regulatory documentation, vendor agreements, inventory and related records, and LigaChem will reimburse the Company for certain full-time equivalent support costs the Company incurs supporting the program transfer. The Company’s transition support obligations are expected to continue through the transition period and are performed by Company personnel retained following the restructuring described above, including clinical and regulatory personnel supporting the conduct of the ongoing LNCB74 clinical trial. Amounts incurred by the Company and  LigaChem prior to July 1, 2026 will be shared under the 50-50 cost-sharing arrangement of the LigaChem Agreement. As per the terms of the LigaChem Agreement, LigaChem as Sole Developing Party will pay the Company certain developmental, regulatory and commercial milestones and single-digit royalties on future net sales of LNCB74.

SIM0505

On July 14, 2026, the Company announced that it had informed all U.S. clinical trial sites to stop screening, consenting, enrolling, and delivering first doses to new patients in the SIM0505 study. The Company also announced that it no longer intended to expand the clinical site footprint for SIM0505 into Europe and Canada.  The Company is working with clinical trial sites and principal investigators to develop and implement plans to cease treatment of patients currently on study and to transition such patients, as appropriate, to alternative therapies in accordance with applicable requirements.

The Company is seeking opportunities to partner, license or otherwise monetize its rights to SIM0505. Any strategic alternatives with respect to SIM0505 would be pursued in accordance with the terms of the existing License Agreement with Zaiming.

Leases

On July 27, 2026 and August 3, 2026, respectively, the Company entered into a seventh amendment and eighth amendment to its lease agreement with ARE-8000/9000/10000 Virginia Manor, LLC (such amendments, the “Amendments”), pursuant to which the Company terminated leases for approximately 39,432 rentable square feet of manufacturing, laboratory and office space. Following the Amendments, the Company's leased premises were reduced from approximately 69,296 rentable square feet to 29,864 rentable square feet. In connection with the Amendments, the Company is required to pay a one-time fee of  $0.8 million for such reduction. The Company will account for the Amendments as a lease termination under ASC 842 during the quarter ending September 30, 2026, including the remeasurement of its operating lease liabilities and related right-of-use asset. The Amendments were executed after the second quarter ended June 30, 2026 and, accordingly, their effects are not reflected in the accompanying condensed financial statements.

Asset Purchase Agreement with Xcellon

On July 31, 2026 the Company entered into an Asset Purchase Agreement with Xcellon Biologics, LLC (“Xcellon”), pursuant to which the Company agreed to sell certain equipment, furniture, fixtures, supplies, permits and other assets located at the Company's Beltsville, Maryland facility. The assets subject to the agreement consist primarily of manufacturing, laboratory and facility-related assets associated with the Company's ongoing restructuring activities. The Company received cash consideration of approximately $0.5 million. No gain or loss related to the transaction has been recognized in the accompanying condensed financial statements as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical-stage biopharmaceutical company that has historically focused on advancing innovative medicines for the treatment of cancer through the use of targeted therapies, including antibody-drug conjugates (“ADCs”). An ADC consists of a monoclonal antibody conjugated to a cytotoxic drug via a chemical linker. We have focused on advancing therapies that leverage our core strengths in understanding biological pathways and biomarkers, the interactions of cells, including in the tumor microenvironment, and the role each interaction plays in a biologic response. Following the announcement of our proposed merger with Avere Therapeutics, Inc. (“Avere Therapeutics”) in July 2026, we are evaluating strategic alternatives for our legacy development programs and assets while continuing to support existing obligations related to those programs.

The following discussion and analysis of our financial condition and results of operations should be read together with “Recent Developments” and Note 15, Subsequent Events, which describe the proposed merger with Avere Therapeutics and related restructuring actions announced on July 14, 2026, in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our “2025 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language.

Forward-looking statements include, but are not limited to, statements about NextCure, Avere Therapeutics, the proposed merger and other matters, including with respect to the structure, timing and completion of the proposed merger; the combined company’s listing on Nasdaq after closing of the proposed merger; expectations regarding the ownership structure of the combined company; expectations regarding the contingent value rights; the future operations of the combined company; the nature, strategy and focus of the combined company;  as well as funding for our operations, our expected cash runway, objectives and expectations for our business, operations and financial performance and condition, and expectations regarding including the progress and results of clinical trials, development plans and upcoming milestones regarding our therapies.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: risks associated with the possible failure to satisfy the conditions to the closing or consummation of the merger, including NextCure’s failure to obtain stockholder approval for the merger; risks associated with the uncertainty as to the timing of the consummation of the merger and the ability of each of NextCure and Avere Therapeutics to consummate the transactions contemplated by the merger; risks associated with NextCure’s continued listing on Nasdaq until closing of the merger; the failure or delay in obtaining required approvals from any governmental or quasi-governmental entity necessary to consummate the merger; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the merger prior to the closing or consummation of the merger; risks associated with the possible failure to realize certain anticipated benefits of the merger, including with respect to future financial and operating results; the effect of the completion of the merger on the combined company’s business relationships, operating results and business generally; risks associated with the combined company’s ability to manage expenses and unanticipated spending and costs that could reduce the combined company’s cash resources; risks related to the combined company’s ability to correctly estimate its operating expenses and other events; changes in capital resource requirements; risks related to the inability of the combined company to obtain sufficient additional capital to continue to advance its product candidates or its preclinical programs; the outcome of any legal proceedings that may be instituted against the combined company or any of its directors or officers related to the merger or the transactions contemplated thereby; the ability of the combined company to obtain, maintain and protect its intellectual property rights, in particular those related to its product candidates; the combined company’s ability to advance the development of its product candidates or preclinical activities under the timelines it anticipates in planned and future clinical trials; the combined company’s ability to replicate in later clinical trials positive results found in preclinical studies and clinical trials of its product candidates; the combined company’s ability to realize the anticipated benefits of its research and development programs, strategic partnerships, licensing programs or other collaborations; regulatory requirements or developments and the combined company’s ability to obtain necessary approvals from the U.S. Food and Drug Administration or other regulatory authorities; changes to clinical trial designs and regulatory pathways; competitive responses to the merger and changes in expected or existing competition; unexpected costs, charges or expenses resulting from the merger; potential adverse reactions or changes to business relationships resulting from the completion of the merger; legislative, regulatory, political and economic developments; risks regarding the timing, progress and results of preclinical studies and clinical trials for any of our developmental or clinical stage drug product candidates; our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which our current cash, cash equivalents and marketable securities to be sufficient to fund our operations; market and other conditions; the timing or likelihood of regulatory filings for drug product candidates and our ability to obtain and maintain regulatory approvals for such product candidates for any indication; the potential benefits of and our ability to maintain our relationship with

LigaChem Biosciences, Inc., Simcere Zaiming Pharmaceutical Co, Ltd., and other third-party vendors and collaborators; our ability to retain key personnel; our intended reliance on and the performance of third parties, including collaborators, contract research organizations and third-party manufacturers; changes in international relations, tariffs, and other trade regulations between the U.S. and China; developments and projections relating to our competitors and our industry, including competing therapies; and the impact of current and future laws and regulations.

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

Recent Developments

On July 14, 2026, NextCure, Inc., (“NextCure” or “Parent”), Neptune Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of NextCure (“First Merger Sub”), Neptune Second Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of NextCure (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”), and Avere Therapeutics, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (i) First Merger Sub will merge with and into Avere Therapeutics, with Avere Therapeutics continuing as a wholly owned subsidiary of NextCure and the surviving corporation of the merger (the “First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Avere Therapeutics will merge with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and a wholly owned subsidiary of NextCure (the “Second Merger” and, together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Legacy Development Programs

Our product candidate SIM0505 is a novel ADC candidate developed by Simcere Zaiming Pharmaceutical Co, Ltd. (“Zaiming”), to which we acquired the global rights (excluding China, Hong Kong, Macau and Taiwan) to develop, manufacture, and commercialize under the License Agreement, dated June 13, 2025, between the Company and Zaiming.  It is directed to CDH6 (cadherin-6 or K-cadherin), a promising anti-tumor target, using a unique binding epitope designed to have increased tumor binding compared to competing candidates. It also features Zaiming’s proprietary topoisomerase 1 inhibitor (TOPOi) payload, designed for broad anti-tumor activity while offering fast systemic clearance to enlarge the therapeutic window. Preclinical studies have demonstrated robust anti-tumor activity across multiple solid tumor models and a promising safety profile in toxicology models.

Zaiming is currently investigating SIM0505 in China for the treatment of solid tumors, including ovarian, endometrial, non-small cell lung and renal. In December 2024, Zaiming received clearance from the U.S. Food and Drug Administration (the “FDA”) for its Investigational New Drug (“IND”) for a Phase 1 clinical trial for treating multiple cancers.  Following the FDA's assignment of the IND to NextCure in June 2025, the Company successfully dosed the first U.S. patient in its ongoing Phase 1 trial of SIM0505 in October 2025. In April 2026, the FDA granted Fast Track Designation to SIM0505 for the treatment of patients with platinum-resistant ovarian cancer.  In May 2026, we announced the initiation of the dose optimization phase for SIM0505, targeting gynecologic cancers through the treatment of patients with platinum-resistant ovarian cancer.  On June 1, 2026 we presented interim Phase 1 dose escalation data from the ongoing global study for SIM0505 at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting. The data, which included 59 heavily pre-treated patients with advanced solid tumors enrolled in the United States and China, demonstrated an objective response rate of 55% in evaluable gynecologic cancer patients treated within the therapeutic dose range of 4.8 mg/kg to 8.0 mg/kg, including objective response rates of 52.9% in ovarian cancer and 66.7% in uterine serous carcinoma patients, with a generally manageable safety profile.

On July 14, 2026, NextCure announced it had informed all U.S. clinical trial sites to stop screening, consenting, enrolling, and delivering first doses to new patients in the SIM0505 study. NextCure also announced that it no longer intended to expand the clinical site footprint for SIM0505 into Europe and Canada.

NextCure is working with clinical trial sites and principal investigators to develop and implement plans to cease treatment of patients currently on study and to transition such patients, as appropriate, to alternative therapies in accordance with applicable requirements. This program-specific decision is not based on any negative safety or efficacy finding or any dispute with Zaiming. Any strategic alternatives with respect to SIM0505 would be pursued in accordance with the terms of the parties’ existing license agreement.

NextCure expects to seek opportunities to partner, license or otherwise monetize its rights to SIM0505, including in connection with the contingent value right arrangement described above, although there can be no assurance that any such transaction will be entered into or consummated or that any proceeds will become payable to holders of the contingent value rights.

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

On July 14, 2026, we announced that we had informed LigaChem that we have opted-out of continued cost-sharing for LNCB74. Our specific decision with respect to LNCB74 is not based on any negative safety or efficacy finding or any dispute with LigaChem. On August 6, 2026, the Company and LigaChem entered into a Transition and Continuation Agreement, pursuant to which, effective July 1, 2026, the Company ceased co-funding the LNCB74 program and LigaChem assumed responsibility for 100% of program costs. The Company agreed to provide certain transition support, including support for the ongoing clinical trial and transfer of program-related materials, regulatory documentation, vendor agreements, inventory and related records, for which LigaChem will reimburse the Company for certain full-time equivalent support costs. As per the terms of the LigaChem Agreement, LigaChem as Sole Developing Party will pay the Company certain developmental, regulatory and commercial milestones and single-digit royalties on future net sales of LNCB74. The parties also agreed to resolve amounts owed under the prior 50-50 cost-sharing arrangement for costs incurred through June 30, 2026.

In addition, we continue to evaluate strategic alternatives for our legacy development programs and assets. We are seeking opportunities to partner, license, divest, monetize or otherwise realize value from our clinical and pre-clinical stage programs. We may pursue such opportunities through partnering arrangements, licensing transactions, asset sales, third-party financings or other strategic transactions. In connection with the proposed merger with Avere Therapeutics, certain of our legacy assets are expected to be included within the contingent value right structure established for the benefit of pre-merger NextCure stockholders. There can be no assurance that any such transaction will be completed or that any resulting proceeds will be realized.

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

To date, we have not generated any revenue from product sales and have financed our operations primarily through proceeds from public offerings of our common stock, with private placements of our common and preferred stock and with upfront fees received under our former research and development collaboration agreement. Since inception through June 30, 2026, we raised approximately $446 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner. We have never been profitable and have incurred net losses since the commencement of our operations.  Our net loss for the three months ended June 30, 2026 and 2025, was $14. 9 million and $26.8 million, respectively.  Our net loss for the six months ended June 30, 2026 and 2025, was $24.7 million and $37.8 million, respectively.  As of June 30, 2026, we had an accumulated deficit of $461 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot make assurances that we will ever generate significant revenue or profits.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $20.1 million. Prior to entering into the Merger Agreement with Avere Therapeutics, Inc. on July 14, 2026, our expectation to incur additional operating losses and negative operating cash flows in the future and our need for additional funding to support planned operations raised substantial doubt regarding our ability to continue as a going concern for a period of one year after the date these unaudited financial statements were issued. Subsequent to June 30, 2026, we entered into the Merger Agreement with Avere Therapeutics pursuant to which Avere concurrently entered into a securities purchase agreement for a private financing expected to provide significant capital to the combined company upon closing, subject to the satisfaction of customary closing conditions. Accordingly, our future liquidity strategy and capital requirements are expected to be substantially impacted by the outcome of the proposed merger transaction.

On July 14, 2026, we entered into a definitive merger agreement with Avere Therapeutics, a privately held biotechnology company. If completed, the transaction is expected to result in a reverse merger in which Avere equity holders will own the substantial majority of the combined company, while existing NextCure stockholders will retain a minority ownership interest and will receive contingent value rights tied to the potential monetization of certain legacy NextCure assets. The proposed transaction represents a significant strategic shift and is expected to redefine the operations, development priorities and financial profile of the combined company.

Concurrently, Avere Therapeutics entered into a securities purchase agreement providing for a private financing expected to generate approximately $320 million in gross proceeds immediately prior to closing of the merger, subject to customary closing conditions.

Prior to signing the Merger Agreement, we expected to require substantial additional capital to continue development of our clinical programs, including SIM0505 and LNCB74. In connection with the proposed merger, we have initiated activities to wind down certain of our legacy operations and are evaluating strategic alternatives for our existing assets. We currently expect our  cash, cash equivalents and marketable securities of $20.1 million to last into the fourth quarter of 2026.  See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on form 10-Q for a further assessment of liquidity.

In connection with the proposed merger with Avere Therapeutics, we approved a restructuring plan intended to significantly reduce operating expenses and align our organization with the anticipated strategy of the combined company. The restructuring includes a substantial reduction of our workforce and the wind-down of certain activities related to our legacy oncology development programs. We expect to incur restructuring and severance costs associated with these actions, substantially all of which are expected to be recognized during 2026.

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

Research and development activities have historically been central to our business model. On July 14, 2026, we entered into a definitive merger agreement with Avere Therapeutics and announced a restructuring plan that includes the wind-down of certain of our legacy oncology development activities. As a result, we expect research and development expenses associated with our legacy programs to decline significantly as restructuring activities are implemented, although we may continue to incur limited expenses related to the maintenance, transition, disposition or potential partnering of our legacy assets pending completion of the proposed merger.

Prior to entering into the Merger Agreement, our future operating plans were focused on advancing SIM0505 and LNCB74 through clinical development. In connection with the proposed merger and related restructuring, we are reassessing the ongoing development activities associated with our legacy programs. Accordingly, estimates regarding future development timelines, clinical trial costs and commercialization activities for SIM0505 and other legacy product candidates are subject to significant uncertainty and may be materially affected by the outcome of the proposed merger, strategic decisions regarding our legacy assets and the implementation of restructuring activities.

Following execution of the Transition and Continuation Agreement with LigaChem on July 31, 2026, the Company no longer funds development of the LNCB74 program. Accordingly, future research and development expenses associated with the program are expected to decline significantly and may consist primarily of temporary transition support activities reimbursable by LigaChem.

We cannot determine with certainty the duration and costs of future clinical trials of SIM0505, LNCB74 or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we may obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of SIM0505, LNCB74 and any other product candidate we may develop depends on a variety of factors, including:

●	our ability to obtain partnerships for our other programs;
●	the probability of success for our product candidates, including safety and efficacy, early clinical data, competition, ease and ability of manufacturing and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any development or marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

In connection with the proposed merger with Avere Therapeutics and related restructuring activities, we expect to incur additional general and administrative expenses, including professional fees associated with the proposed transaction, severance costs, retention payments, legal and accounting expenses and other costs associated with the wind-down of certain legacy operations. These expenses may fluctuate significantly until the proposed merger is completed or otherwise terminated.

Asset Impairment Charges

Asset impairment charges reflect the write-down of long-lived assets, including right-of-use assets, that are considered impaired under ASC 360.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$7,425	$24,091	$(16,666)	$14,259	$31,987	$(17,728)
General and administrative	2,592	3,201	(609)	5,863	6,927	(1,064)
Asset impairment	5,077	—	5,077	5,077	—	5,077
Loss from operations	(15,094)	(27,292)	12,198	(25,199)	(38,914)	13,715
Other income, net	202	484	(282)	511	1,130	(619)
Net loss	$(14,892)	$(26,808)	$11,916	$(24,688)	$(37,784)	$13,096

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
External research and development expenses:
LNCB74, net of cost sharing	698	1,363	(665)	1,137	2,016	(879)
SIM0505	3,552	17,000	(13,448)	6,154	17,000	(10,846)
Other programs and preclinical development	746	2,179	(1,433)	1,603	5,396	(3,793)
Total external research and development expenses	4,996	20,542	(15,546)	8,894	24,412	(15,518)
Total internal research and development expenses	2,429	3,549	(1,120)	5,365	7,575	(2,210)
Total research and development expenses	$7,425	$24,091	$(16,666)	$14,259	$31,987	$(17,728)

We do not allocate personnel-related costs, including stock-based compensation costs, or other indirect costs to specific programs, as they are deployed across multiple projects under development and discovery and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended June 30, 2026 decreased by $16.7 million compared to the three months ended June 30, 2025 as the Company incurred a $17.0 million license fee (see Note 3, License Agreement) in the three months ended June 30, 2025.  Lower costs on other programs and lower internal costs for the three months ended June 30, 2026 offset higher costs on the clinical trial for SIM0505.

Research and development expenses for the six months ended June 30, 2026 decreased by $17.7 million compared to the six months ended June 30, 2025 as the Company incurred a $17.0 million license fee (see Note 3, License Agreement) in the six months ended June 30, 2025.  Lower costs on other programs and lower internal costs for the six months ended June 30, 2026 offset higher costs on the clinical trial for SIM0505.

Subsequent to June 30, 2026, in connection with the anticipated Merger, the Company approved a restructuring plan intended to significantly reduce operating expenses and wind down certain legacy oncology development activities. As a result, research and development expenses are expected to decline significantly following implementation of the restructuring plan.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 decreased by $0.6 million compared to the three months ended June 30, 2025. The decrease was driven primarily by $0.5 million lower personnel related costs.

General and administrative expenses for the six months ended June 30, 2026 decreased by $1.1 million compared to the six months ended June 30, 2025. The decrease was driven primarily by $1.1 million lower personnel related costs.

General and administrative expenses in future periods may increase as a result of transaction-related costs associated with the proposed merger, including legal, accounting, advisory, severance and other restructuring-related expenses.

Asset Impairment Charges

Asset impairment charges were $5.1 million for the three and six months ended June 30, 2026, reflecting the write-down of property and equipment, right-of-use assets and related improvements in connection with our restructuring initiatives. There were no asset impairment charges in the three and six months ended June 30, 2025.

Other Income, Net

Other income, net for the three months ended June 30, 2026 decreased by $0.3 million compared to the three months ended June 30, 2025, due to lower interest income as a result of lower investable cash.

Other income, net for the six months ended June 30, 2026 decreased by $0.6 million compared to the six months ended June 30, 2025, due to lower interest income as a result of lower investable cash.

Liquidity and Capital Resources

Since inception through June 30, 2026, we have raised approximately $446 million in gross proceeds from the sale of equity instruments and had received a $25 million upfront payment from our former collaboration partner.

On June 13, 2025, we entered into a License Agreement with Zaiming, a biopharmaceutical company based in China (see Note 3, License Agreement, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, for more information).  In connection with the License Agreement, the Company also entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company issued and sold to Simcere Zaiming, Inc., a Delaware corporation and an affiliate of Zaiming, in a private placement, an aggregate of 338,636 shares (the “Shares”) of our common stock, at a price of approximately $5.904 per share for an aggregate purchase price of $2.0 million.

On November 12, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stock at a purchase price of $8.52 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 1,815,049 shares of common stock at a purchase price of $8.519 per pre-funded warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. The offering closed on November 14, 2025.  Proceeds from the offering, net of placement agent’s fees and other offering expenses, were $20.3 million.  The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025 and 456,855 shares of common stock upon the exercise of pre-funded warrants during the three months ended June 30, 2026.  As of June 30, 2026, pre-funded warrants to purchase up to an aggregate of 1,240,823 shares of common stock remained outstanding.

On December 19, 2025, we entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $14.5 million of its common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by us of the appropriate sources of funding for the Company.  During the six months ended June 30, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

As of June 30, 2026 we had cash, cash equivalents and marketable securities of $20.1 million. Our expectation to incur additional operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited financial statements are issued.

Prior to entering into the Merger Agreement, we expected to require additional capital to continue development of SIM0505 and LNCB74 beyond the first half of 2027. In connection with the proposed merger with Avere Therapeutics and related restructuring activities, we are winding down certain legacy operations. Accordingly, our future capital requirements and operating plans are expected to differ materially from those contemplated prior to the announcement of the proposed transaction. The proposed merger is expected to be accompanied by a concurrent private financing for the benefit of the combined company; however, completion of the merger and related financing remains subject to stockholder approval and other customary closing conditions.  See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further assessment of liquidity.

We expect to incur expenditures in the foreseeable future primarily associated with supporting our remaining obligations related to legacy programs, implementing restructuring activities, pursuing strategic alternatives for legacy assets and completing the proposed merger transaction. The nature and magnitude of future expenditures will depend significantly on whether and when the proposed merger is completed.

Depending on whether and when the proposed merger is completed, we will need substantial additional funding to support our continuing operations and to pursue our development strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through a combination of public and private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, or other research and development activities or one or more of our development programs.  Our need to raise additional capital will depend on many factors, including:

●	the timing and completion of the proposed merger with Avere Therapeutics;

●	satisfaction of the closing conditions associated with the merger and related financing transactions;
●	costs associated with restructuring activities, including workforce reductions and facility obligations;
●	costs associated with maintaining, monetizing or otherwise disposing of our legacy assets;
●	transaction-related legal, accounting, consulting and advisory expenses;
●	potential proceeds from the sale, licensing or other strategic transactions involving legacy assets;
●	obligations arising under existing license, collaboration and lease agreements; and
●	the operating requirements of the combined company following consummation of the merger

The Company's future liquidity requirements and capital resources are expected to be significantly affected by the proposed merger with Avere Therapeutics and the related restructuring activities announced on July 14, 2026. Completion of the proposed merger remains subject to stockholder approval and other customary closing conditions and there can be no assurance that the merger or the related financing transactions will be completed. If the proposed merger is not completed, the Company will be required to seek additional financing, pursue strategic alternatives for its legacy assets, further reduce operating expenses, or take other actions to preserve liquidity. Any such financing or strategic transaction may not be available on acceptable terms, or at all, and could result in significant dilution to existing stockholders, restrictions on operations, or the disposition of assets on terms that may not be favorable to the Company.

The Company's ability to continue operations and satisfy its obligations will depend on its ability to successfully execute its strategic plans and obtain additional sources of capital if needed

Proposed Merger and Restructuring

On July 14, 2026, in connection with the proposed merger with Avere Therapeutics the Company approved a restructuring plan designed to reduce operating expenses and wind down certain legacy operations. The restructuring includes a substantial workforce reduction and related severance obligations. The Company currently estimates restructuring charges of approximately $2.4 million, consisting primarily of employee severance and related costs. Additional transaction-related costs are expected to be incurred in connection with the proposed merger. As a result, future cash flows may differ materially from historical trends presented below.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(23,078)	$(35,707)
Investing activities	11,086	10,853
Financing activities	1,270	2,019
Net increase (decrease) in cash and cash equivalents	$(10,722)	$(22,835)

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.1 million for the six months ended June 30, 2026, which was primarily the result of our net loss of $24.7 million and $4.9 million used by net changes in operating assets and liabilities, partially offset by non-cash charges for asset impairment of $5.1 million, depreciation of $0.6 million and stock-based compensation of $0.6 million.  Net cash used in operating activities was $35.7 million for the six months ended June 30, 2025, which was primarily the result of our net loss of $37.8 million, and $1.1 million used by net changes in operating assets and liabilities, partially offset by non-cash charges for depreciation of $1.3 million and stock-based compensation of $2.0 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026  was $11.1 million, which was entirely due to net proceeds from sales and maturities of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2025 was $10.9 million, which was entirely due to net proceeds from sales and maturities of marketable securities

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2026 primarily  representing the sale of 99,446 shares of stock under the Wainwright ATM Agreement. Net cash  provided by financing activities was $2.0 million for the six  months ended June 30, 2025 representing sales of stock issued in connection with the Subscription Agreement, dated as of June 13, 2025, between the Company and Zaiming.

Contractual Obligations and Commitments

Operating Leases

We are party to several non-cancelable lease agreements for office, manufacturing and laboratory space that expire in March 2030. The monthly base rent for these leases totals $112.8 thousand as of June 30, 2026 per month plus our prorated share of operating expenses. The monthly base rent is subject to annual 3% increases through the lease term.

On July 27, 2026 and August 3, 2026, respectively, we entered into a seventh amendment and eighth amendment  to our lease agreement with ARE-8000/9000/1000 Virginia Manor, LLC (such amendments, the “Amendments”) pursuant to which, subject to certain conditions, including the landlord entering into replacement lease arrangements for the surrendered space, we agreed to terminate approximately 39,432 rentable square feet of leased premises consisting of Suite 180 at 8000 Virginia Manor Road and Suites 200 and 201 at 9000 Virginia Manor Road. Upon effectiveness of the Amendments, our leased premises will be reduced from approximately 69,296 rentable square feet to approximately 29,864 rentable square feet. In connection with the Amendments, we are required to pay a one-time fee of $0.8 million for such reduction and satisfy certain surrender, restoration and decommissioning obligations.

The Amendments align with our restructuring efforts and anticipated reduction in operational requirements. The Company is evaluating alternatives with respect to its remaining lease obligations in connection with the restructuring plan. However, as of the date of this Quarterly Report on Form 10-Q, the remaining lease agreements remain in effect and the Company continues to be obligated under their existing terms.

We also have potential contingent payment obligations upon the achievement by us of clinical, regulatory, and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed intellectual property, including the License Agreement with Zaiming. The timing and amount (if any) of any such payments cannot be reasonably estimated at this time.

The Company is also evaluating strategic alternatives for certain legacy assets and intellectual property. Any future sale, license or other disposition of such assets could affect the timing and nature of contingent obligations associated with existing license agreements.

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

Other than the proposed merger with Avere Therapeutics, the related restructuring plan and the Amendments entered into in July and August 2026 that provides for the potential early termination of certain leased premises, there have been no material changes to our contractual obligations during the three months ended June 30, 2026, as compared to those disclosed in our 2025 Annual Report and subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

During the three months ended June 30, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements that may impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 14, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report, is incorporated herein by reference. In addition, from time to time, we are involved in litigation or other legal proceedings as part of our ordinary course of business. In the opinion of our management, the ultimate disposition of these legal proceedings in the ordinary course of business is not likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2025 Annual Report other than as set forth below.

The Merger may not be completed on the currently contemplated terms or within the expected timeframe, or at all, which could adversely affect our business, financial condition and results of operations.

The Merger is subject to a number of conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of NextCure and Avere Therapeutics. We have incurred, and expect to continue to incur, significant costs in connection with the Merger, including legal, accounting, financial advisor, and other professional fees, and these costs may be higher than we currently anticipate. The Merger process has diverted, and may continue to, divert management’s attention and resources from ongoing operations, and could make it more difficult to retain employees, enter into contracts on favorable terms, or maintain relationships with our licensors, collaborators and other business partners. If the Merger is not completed, we will be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, further reducing or discontinuing our operations, or pursuing a voluntary dissolution and liquidation. There can be no assurance that any alternative transaction or strategy will be available on acceptable terms, or at all.

If the Merger is not completed, we may decide to pursue a liquidation and dissolution of NextCure. In such an event and in light of our current capital resource constraints, it is unlikely that substantial resources would be available for distribution to our stockholders.

Although we have entered into the Merger Agreement, the closing may be delayed or may not occur at all. If for any reason the Merger is not completed, we may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of various assets. Any of these alternatives would be costly and time-consuming and would likely require that we obtain additional near-term funding. We expect that it would be difficult to secure such funding in a timely manner, on favorable terms or at all. If the Merger is not completed, we may decide that it is in the best interests of our stockholders to dissolve the Company and liquidate its assets. In that event, the amount of cash, if any, available for distribution to our stockholders would depend on the timing of such decision and the timing of such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and incur fees and expenses related to the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of NextCure, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the Company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, in such a circumstance and in light of our current capital resources, it is highly unlikely that substantial resources, if any, would be available for distributions to our stockholders. Our stockholders would likely lose all or a significant portion of their investment.

The private placement financing to be completed concurrently with the Merger may not be completed on the currently contemplated terms or at all, and, even if completed, may result in significant dilution and other adverse effects.

Concurrently with the execution of the Merger Agreement, certain institutional and accredited investors entered into a securities purchase agreement with Avere Therapeutics pursuant to which they agreed, subject to the terms and conditions thereof, to purchase shares of Avere Therapeutics capital stock and pre-funded warrants (including through the contribution of certain notes) for an aggregate purchase price of approximately $320 million immediately prior to the closing of the Merger (the “Private Placement”). It is a condition to the closing of the Merger that the securities purchase agreement remain in full force and effect and that proceeds of not less than $150.0 million be received, or be received substantially concurrently with the closing.

The Private Placement is subject to a number of conditions and may be impacted by market, industry, regulatory and other factors outside of our control. If the Private Placement is not completed, the Merger may be delayed or may not be completed, and we may need to seek alternative financing or strategic alternatives, which may not be available on acceptable terms, if at all. In addition, the securities issued in the Private Placement (and the shares of our common stock and pre-funded warrants into which they convert in the Merger), together with the related registration rights, will result in substantial dilution to our existing stockholders and could adversely affect the market price of our common stock.

Even if the Merger is completed, the combined company may incur losses for the foreseeable future and might never achieve or sustain profitability.

Even if the Merger is completed, the combined company may never become profitable, even if the combined company is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined company will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial increased operating losses for at least the next several years. Even if the combined company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

Our stockholders may not receive any payment on the CVRs, and the CVRs may expire valueless.

At or prior to the closing of the Merger, NextCure will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each of our pre-Merger stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of our common stock and preferred stock held as of the applicable record date, including shares issued in respect of restricted stock awards accelerated in connection with the Merger. Each CVR represents the contractual right to receive 90% of the gross proceeds, if any, derived from any consideration paid to NextCure during a specified period as a result of the license, sale, assignment, transfer or other disposition of certain of our pre-Merger legacy assets identified in the CVR Agreement, less permitted deductions.

There can be no assurance that any payments will be made with respect to the CVRs. The right to receive any payment on the CVRs is contingent solely upon our receipt of qualifying proceeds from a disposition of the specified legacy assets within the time periods and on the terms specified in the CVR Agreement, and we may be unable to enter into any such disposition on favorable terms, or at all. The CVRs will not be transferable except in limited circumstances specified in the CVR Agreement, will not be evidenced by any certificate or other instrument, will not be registered with the SEC, will not have any voting or dividend rights, will not represent any equity or ownership interest in NextCure or the combined company, and will not accrue interest. Accordingly, if no qualifying proceeds are received for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs and the CVRs will expire valueless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, below.

Exhibit No.	Exhibit Description

2.1†

Agreement and Plan of Merger and Reorganization, dated as of July 14, 2026, by and among NextCure, Inc., Neptune Merger Sub Corp., Neptune Second Merger Sub, LLC and Avere Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.1	Form of Avere Support Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.2	Form of NextCure Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.5	Form of CVR Agreement (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).
10.6††	NextCure, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 25, 2026).

10.7*†	Transition and Continuation Agreement, dated August 6, 2026, by and between NextCure, Inc. and LigaChem Biosciences, Inc.

10.8*	Seventh Amendment to Lease Agreement, dated as of July 24, 2026, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC

10.9*	Eighth Amendment to Lease Agreement, dated as of July 29, 2026, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC

31.1*	Certification of Michael Richman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven P. Cobourn pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Michael Richman and Steven P. Cobourn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished herewith.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††  Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTCURE, INC.

Date: August 6, 2026	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer