Form 10-Q
period 2026-09-30
NextCure, Inc.
filed 2026-11-10
CIK 1661059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number: 001-38905

NextCure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5231247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Quarry Lake Drive, Suite 280 Baltimore, Maryland	21209
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2026, the registrant had 4,579,023 shares of common stock, par value $0.001 per share, issued and outstanding.

NextCure, Inc.

Form 10-Q

For the Quarter Ended September 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTCURE, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash and cash equivalents	$8,728	$25,982
Marketable securities	—	15,836
Prepaid expenses and other current assets	972	1,929
Total current assets	9,700	43,747
Property and equipment, net	—	3,273
Right of use assets	—	2,617
Other assets	—	546
Total assets	$9,700	$50,183
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,960	$2,011
Accrued liabilities and other liabilities	1,237	8,555
Total current liabilities	4,197	10,566
Lease liabilities, long term	—	4,148
Other long-term liabilities	—	526
Total liabilities	4,197	15,240
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; No shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 4,577,359 and 3,505,621 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	473,012	470,898
Accumulated other comprehensive income	—	21
Accumulated deficit	(467,514)	(435,980)
Total stockholders’ equity	5,503	34,943
Total liabilities and stockholders’ equity	$9,700	$50,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,535	$6,136	$18,794	$38,123
General and administrative	4,428	2,809	10,291	9,736
Restructuring and asset impairment charges, net	(2,044)	—	3,033	—
Total operating expenses	6,919	8,945	32,118	47,859
Loss from operations	(6,919)	(8,945)	(32,118)	(47,859)
Other income, net	73	321	584	1,451
Net loss	$(6,846)	$(8,624)	$(31,534)	$(46,408)
Net loss per common share - basic and diluted	$(1.29)	$(3.22)	$(5.97)	$(18.84)
Weighted-average shares outstanding - basic and diluted	5,309,754	2,676,116	5,286,453	2,462,821
Comprehensive loss:
Net loss	$(6,846)	$(8,624)	$(31,534)	$(46,408)
Unrealized gain (loss) on marketable securities	3	24	(21)	13
Total comprehensive loss	$(6,843)	$(8,600)	$(31,555)	$(46,395)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2026

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	3,505,621	$4	$470,898	$21	$(435,980)	$34,943
Stock-based compensation	—	—	344	—	—	344
Exercise of stock options	2,488	—	14	—	—	14
Issuance of shares from at-the-market sales, net of expenses	99,446	—	1,234	—	—	1,234
Unrealized loss on marketable securities, net of tax $0	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(9,796)	(9,796)
Balance as of March 31, 2026	3,607,555	$4	$472,490	$(2)	$(445,776)	$26,716
Stock-based compensation	—	—	304	—	—	304
Issuance of shares under ESPP	4,541	—	22	—	—	22
Exercise of pre-funded warrants	456,855	—	—	—	—	—
Unrealized loss on marketable securities, net of tax $0	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(14,892)	(14,892)
Balance as of June 30, 2026	4,068,951	$4	$472,816	$(3)	$(460,668)	$12,149
Stock-based compensation	—	—	196	—	—	196
Exercise of pre-funded warrants	508,408	1	—	—	—	1
Unrealized gain on marketable securities, net of tax $0	—	—	—	3	—	3
Net loss	—	—	—	—	(6,846)	(6,846)
Balance as of September 30, 2026	4,577,359	$5	$473,012	$—	$(467,514)	$5,503

	Nine Months Ended September 30, 2025

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	2,333,896	$2	$445,602	$4	$(380,136)	$65,472
Stock-based compensation	—	—	1,363	—	—	1,363
Unrealized loss on marketable securities, net of tax	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,976)	(10,976)
Balance as of March 31, 2025	2,333,896	$2	$446,965	$—	$(391,112)	$55,855
Stock-based compensation	—	—	587	—	—	587
Issuance of shares under ESPP	3,620	—	19	—	—	19
Unrealized loss on marketable securities, net of tax $0	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(26,808)	(26,808)
Balance as of June 30, 2025	2,337,516	$2	$447,571	$(7)	$(417,920)	$29,646
Stock-based compensation	—	—	600	—	—	600
Reclass of mezzanine equity	338,636	1	1,999	—	—	2,000
Unrealized gain on marketable securities, net of tax $0	—	—	—	24	—	24
Reverse split (1 for 12) adjustment	(42)	—	—	—	—	—
Net loss	—	—	—	—	(8,624)	(8,624)
Balance as of September 30, 2025	2,676,110	$3	$450,170	$17	$(426,544)	$23,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTCURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,534)	$(46,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	1,820
Amortization of premiums and discounts on marketable securities	(107)	(432)
Gain on sale of assets	(420)	—
Gain on termination of leases	(3,416)	—
Stock-based compensation	844	2,551
Noncash operating lease expense	621	436
Asset impairment	5,077	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	817	(521)
Accounts payable	949	(2,962)
Accrued liabilities and other liabilities	(6,100)	4,383
Lease liabilities	(2,335)	(742)
Other long-term liabilities	(103)	(100)
Net cash used in operating activities	(35,152)	(41,975)
Cash flows from investing activities:
Sales and maturities of marketable securities	15,924	46,258
Proceeds from sale of equipment	703	—
Purchases of marketable securities	—	(26,705)
Net cash provided by investing activities	16,627	19,553
Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,000
Net proceeds from at-the-market sales	1,234	—
Proceeds from exercise of stock options	14	—
Proceeds from exercise of pre-funded warrants	1	—
Proceeds from shares issued under ESPP	22	19
Net cash provided by financing activities	1,271	2,019
Net decrease in cash and cash equivalents	(17,254)	(20,403)
Cash and cash equivalents – beginning of period	25,982	27,727
Cash and cash equivalents – end of period	$8,728	$7,324
Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$47

The accompanying notes are an integral part of these unaudited condensed financial statements.

1. Nature of the Business

Organization

NextCure, Inc. (“NextCure,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in September 2015 and is headquartered in Baltimore, Maryland. The Company is a biopharmaceutical company that has historically focused on the development of innovative therapies for the treatment of cancer and other serious diseases. Following the transition of the LNCB74 program to LigaChem Biosciences, Inc. (“LigaChem”) and the wind-down of the Company's remaining sponsored clinical activities, the Company is currently focused on supporting ongoing obligations under existing collaboration and license agreements, investigator-initiated and sponsored expanded access activities, evaluating strategic alternatives for its assets and intellectual property, and pursuing the proposed merger (the “Merger”) with Avere Therapeutics, Inc. (“Avere”), a privately held biotechnology company focused on oral therapies for IL-23-driven inflammatory diseases.

On July 14, 2026, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Avere. Upon completion of the Merger, the combined company is expected to operate as Avere Therapeutics, Inc. and trade on The Nasdaq Stock Market, LLC (“Nasdaq”) under the ticker symbol "AVRX". The combined company will be led by Avere's management team and governed by a six-member board of directors, all of whom will have been designated by Avere. The Merger is expected to close in the fourth quarter of 2026, subject to customary closing conditions and stockholder approval. As of the filing date of this Quarterly Report on Form 10-Q, the Merger has not been completed and NextCure continues to operate as a standalone company.

Concurrently with the Merger Agreement, Avere entered into a securities purchase agreement providing for a private financing for the purchase of shares of Avere common stock and pre-funded warrants for an aggregate purchase price of $320.0 million immediately prior to closing, subject to customary closing conditions. On August 10, 2026, Avere entered into an amendment to the securities purchase agreement providing for an additional $500.0 million private placement with a syndicate of leading healthcare investors. The additional shares and pre-funded warrants will be sold at a higher price per share than the initial commitments, reflecting a higher Avere valuation, and, pursuant to the terms of the Merger Agreement, the additional financing will not impact the exchange ratio. Of the aggregate commitments of approximately $820.0 million, approximately $266.0 million will be satisfied through the contribution and cancellation of Avere’s outstanding convertible notes (together with accrued interest, premiums and fees thereon), rather than new cash proceeds. Existing NextCure stockholders are expected to receive contingent value rights tied to certain legacy NextCure assets. These assets are expected to include the Company's retained economic interests in LNCB74, including rights to future development, regulatory and commercial milestone payments and royalty payments under the LigaChem Agreement. See Note 4, Collaboration Agreement, for additional information.

In connection with the Merger and related restructuring activities, the Company has discontinued further investment in the LNCB74 co-development program and on August 6, 2026, entered into a transition and continuation agreement with LigaChem (the “Transition and Continuation Agreement”) pursuant to which LigaChem has elected to continue the LNCB74 program as the Sole Developing Party.  On October 6, 2026, the parties completed the transfer of an investigational new drug application (“IND”) and related regulatory responsibilities for LNCB74 to LigaChem. Following completion of the transfer, LigaChem assumed responsibility as sponsor of the program and is responsible for future development activities and associated costs, subject to the terms of the parties' agreements. See Note 4, Collaboration Agreement, and Note 15, Subsequent Events for more information.

Reverse Stock Split

On July 14, 2025, the Company effectuated a one-for-twelve (1:12) reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, every twelve shares of the Company’s common stock issued and outstanding as of July 14, 2025 were automatically converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. The Company’s stockholders received the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock, as reported by Nasdaq, on the last trading day prior to the effective date of the Reverse Stock Split. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures in this Quarterly Report on Form 10-Q have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

On September 14, 2026, the Company filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”) seeking validation of the Certificate of Amendment filed on July 10, 2025 that effectuated the Reverse Stock Split and all shares issued in reliance thereon. On November 2, 2026, the Delaware Court of Chancery entered a final order granting the requested relief. The Company does not believe the matter impacts the presentation of the accompanying financial statements. See Note 14, Commitments and Contingencies, and Note 15, Subsequent Events, for more information.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).  However, during the nine months ended September 30, 2026 management was required to make significant judgments related to the recoverability of long-lived assets in connection with the Company's restructuring activities and reduction in operating footprint. See Note 8, Restructuring and Asset Impairment, for more information regarding the impairment assessment performed under Accounting Standards Codification (“ASC”) 360.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception and has an accumulated deficit of $468 million as of September 30, 2026. Under the Company's current plan, management believes its cash and cash equivalents of $8.7 million as of September 30, 2026 will only be sufficient to fund the Company's operations into early 2027. The Company will require additional funding to sustain operations beyond that period and expects to continue generating operating losses for the foreseeable future. The Company's expectation of future negative operating cash flows and need for additional funding raise substantial doubt about its ability to continue as a going concern within one year after the date these financial statements are issued.

Management's plans to alleviate the conditions that raise substantial doubt include completing the proposed Merger with Avere, continuing to implement restructuring activities designed to reduce operating expenditures, and pursuing partnership, licensing, sale and other opportunities to advance or monetize the Company's legacy assets. While these plans are intended to improve the Company's liquidity position, the completion of the proposed Merger with Avere remains subject to stockholder approval and other closing conditions outside of the Company's control. Further, the financing associated with the proposed Merger is to be raised by Avere and is contingent upon completion of the

Merger. The Company's ability to monetize its legacy assets is also uncertain. Accordingly, these plans are not considered probable of being effectively implemented and mitigating the substantial doubt within one year after the date the financial statements are issued.

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

The Company’s future operations are highly dependent on the closing of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of September 30, 2026 would be adequate to fund its operating expenses into early 2027. However, in order to continue operations and execute its strategic plan, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s Board of Directors (the “Board”) may also decide to pursue a dissolution and liquidation in lieu of continuing program development in the event the Merger is not consummated.

The Company intends to execute its strategic plan, including completing the proposed Merger, restructuring its activities, managing its legacy assets and obligations and seeking to monetize its legacy programs and intellectual property.

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

3. License Agreement

On June 13, 2025, the Company entered into a License Agreement (the “License Agreement”) with Simcere Zaiming Pharmaceutical Co., Ltd. (formerly known as Hainan Simcere Zaiming Pharmaceutical Co., Ltd. or hereinafter, “Zaiming”), a biopharmaceutical company based in China. Pursuant to the License Agreement, the Company obtained (1) an exclusive, worldwide (excluding the Zaiming Territory, as identified below) license to develop, manufacture, and commercialize Zaiming’s clinical-stage antibody drug conjugate (“ADC”) candidate, SIM0505 (also known as SCR-9359), and related compounds (the “Zaiming Products”), and (2) a non-exclusive, worldwide (excluding the Zaiming Territory) license to use Zaiming’s ADC platform technology to develop ADCs based on the Company’s proprietary antibodies for an additional novel target (the “NextCure Products”). Zaiming retained exclusive rights to develop and commercialize the Zaiming Products and any NextCure Products in China, Hong Kong, Macau, and Taiwan (the “Zaiming Territory”).

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

The rights acquired under the License Agreement are considered in-process research and development (IPRD) under ASC 730, Research and Development. Specifically, ASC 730-10-25-(c) states intangible assets used in research and development activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other research and development projects. Since the acquired asset is the right to a specific compound, the Company does not believe there is an alternative future use and expensed both the upfront $12 million payment and the additional $5 million payment that became due on December 31, 2025. In addition, in October 2025, the Company achieved the first Phase 1 development milestone triggering an obligation of $1.5 million to Zaiming. The combined total of $18.5 million was included in research and development costs in the statement of operations and comprehensive loss for the year ended December 31, 2025. None of the other milestone payments are considered probable and reasonably estimable as of September 30, 2026, so they have not been accrued.

Following the announcement of the proposed Merger with Avere on July 14, 2026, the Company announced that it had informed all U.S. clinical trial sites to stop screening, consenting, enrolling, and delivering first doses to new patients in the SIM0505 study. The Company also announced that it no longer intended to expand the clinical site footprint for SIM0505 into Europe and Canada.

By August 31, 2026, all patients enrolled in the Company's U.S. SIM0505 study had completed treatment or been transitioned off study in accordance with applicable protocol requirements and patient transition plans. The Company is conducting study close-out activities and satisfying its remaining obligations associated with the study. In October 2026, the Company withdrew the SIM0505 IND with the U.S. Food and Drug Administration.

The Company is seeking opportunities to partner, license or otherwise monetize its rights to SIM0505. Any strategic alternatives with respect to SIM0505 would be pursued in accordance with the terms of the existing License Agreement with Zaiming.

4. Collaboration Agreement

In November 2022, the Company entered into a Research and Collaboration and Co-Development Agreement (the “LigaChem Agreement”) with LigaChem, formerly known as LegoChem Biosciences, Inc., to develop up to three antibody drug conjugates.  Under the terms of the LigaChem Agreement, both parties equally share the costs of developing the molecules and profits on commercialized products.  The LigaChem Agreement provided for up to three research programs for which a research plan could be developed.  With respect to a research plan, each party shall use reasonable efforts to execute and perform the activities assigned to it and shall be solely responsible for costs associated with its assigned activities.  Upon successful completion of a research plan, or as otherwise agreed, the parties may designate a research product as a co-development product.  Upon designation of a co-development product, cost sharing on a 50-50 basis between the Company and LigaChem would begin.  The activities associated with the research plan and co-development products will be coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and LigaChem.  If and when a co-development product becomes commercialized, the Company and LigaChem would equally share in the profits.  There are no implied licenses or other rights created under the LigaChem Agreement after designation of a co-development product.

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

On July 14, 2026, the Company announced that it had informed LigaChem that the Company had opted out of continued cost-sharing for LNCB74. On August 6, 2026, the Company and LigaChem entered into the Transition and Continuation Agreement, pursuant to which LigaChem exercised its rights under the LigaChem Agreement to continue as the Sole Developing Party with respect to LNCB74 and thereby assume full control of LNCB74 development, and 100% responsibility for all LNCB74 program costs incurred for the LNCB74 program on or after July 1, 2026. The Company agreed to provide certain transition support to LigaChem, including interim support for the ongoing clinical trial while the parties completed the transfer of program-related materials, regulatory documentation, vendor agreements, inventory and related records. LigaChem reimburses the Company for certain full-time equivalent support costs the Company incurred supporting the program transfer.

In October 2026, the parties completed the transfer of the IND and related regulatory responsibilities for LNCB74 to LigaChem. Following completion of the transfer, LigaChem became the sponsor of the clinical program and assumed responsibility for all future development activities and costs in accordance with the Transition and Continuation Agreement. Amounts incurred by the Company and LigaChem prior to July 1, 2026 were shared under the 50-50 cost-sharing arrangement of the LigaChem Agreement. Under the terms of the LigaChem Agreement, LigaChem, as Sole Developing Party, is obligated to pay the Company certain development, regulatory and commercial milestone payments, as well as single-digit royalties on future net sales of LNCB74. Subject to the terms of the proposed contingent value rights agreement, any proceeds received by the Company within a certain time frame following the Merger for such milestone or royalty payments may be included in amounts distributable to holders of the contingent value rights to be issued in connection with the proposed Merger.

5. Marketable Securities

There were no marketable securities as of September 30, 2026.  Marketable securities as of December 31, 2025 consist of the following:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Corporate bonds	$15,818	$19	$(1)	$15,836
Total	$15,818	$19	$(1)	$15,836

The Company uses the specific identification method when calculating realized gains and losses. The Company recognized a realized loss of approximately $1 thousand on available-for-sale securities for the three months ended September 30, 2026.  There was no net realized gain or loss on available-for-sale securities for the nine months ended September 30, 2026.  The Company did not realize any gains or losses on available-for-sale securities for the three and nine months ended September 30, 2025.

The Company has elected to report interest receivable from its marketable securities with prepaid expenses and other current assets on its balance sheet.  Interest receivable included in prepaid expenses and other current assets totaled $0 and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, the Company's financial assets measured at fair value on a recurring basis consisted solely of Level 1 money market funds. As of December 31, 2025, the Company's financial assets measured at fair value on a recurring basis consisted of Level 1 money market funds and Level 2 corporate debt securities. The Company had no financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods presented.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

September 30, 2026
Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$8,228	$8,228	$—	$—
Marketable securities:
Corporate bonds	—	—	—	—
Total	$8,228	$8,228	$—	$—

	December 31, 2025
			Significant
		Quoted Prices in	Other
		Active Markets or	Observable	Significant
		Identical Assets	Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$25,420	$25,420	$—	$—
Marketable securities:
Corporate bonds	15,836	—	15,836	—
Total	$41,256	$25,420	$15,836	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2026.

7. Leases

The Company was previously party to a lease portfolio consisting of office, manufacturing and laboratory space. All of the Company's leases were classified as operating leases. The terms of the lease agreements extended through March 2030 and provided the Company with an option to extend the lease term for an additional five years. Under the terms of the leases, the Company paid base annual rent subject to fixed annual increases, as well as certain operating expenses, including taxes, repairs and maintenance. The Company evaluated renewal options at lease inception and on an ongoing basis and included renewal periods in the lease term when it was reasonably certain such options would be exercised. The leases did not require variable lease payments or residual value guarantees and did not contain restrictive covenants.

The leases did not provide an implicit interest rate. Accordingly, the Company used its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represented an estimate of the interest rate the Company would have incurred at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the applicable lease term.

Lease Termination

During the third quarter of 2026, the Company entered into amendments to its lease agreements with ARE-8000/9000/10000 Virginia Manor, LLC ("ARE"), pursuant to which the parties agreed to terminate the leases for all of the Company's office, manufacturing and laboratory facilities. The lease terminations were completed as part of the Company's restructuring activities and reduction of its operating footprint.

In connection with the lease terminations, the Company paid non-refundable termination payments totaling approximately $1.5 million to ARE, and ARE retained the Company's security deposit of approximately $39,000. Total termination consideration, including broker commissions, was approximately $1.7 million.

In exchange for the termination consideration, the Company was relieved of approximately $5.1 million of remaining lease obligations, resulting in a gain on lease termination of approximately $3.4 million. The gain is included in restructuring and asset impairment charges, net  in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

Cash outflows associated with the lease terminations totaled approximately $1.7 million during the three months ended September 30, 2026, consisting primarily of the $1.5 million termination payment, broker commissions of approximately $0.1 million and lease payments of approximately $0.2 million for the July through August 2026 period. These amounts are included within operating activities in the condensed statements of cash flows.

By September 30, 2026, the operating lease right of use (“ROU”) asset had been fully amortized and the operating lease liability had been fully settled. Accordingly, the Company had no operating lease ROU assets or operating lease liabilities as of September 30, 2026.

Lease Cost

Operating lease expense was approximately $307,000 for the three months ended September 30, 2026, compared to operating lease expense of approximately $251,000 for the three months ended September 30, 2025.

Operating lease expense was approximately $806,000 for the nine months ended September 30, 2026, compared to operating lease expense of approximately $755,000 for the nine months ended September 30, 2025.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $880,000 for the nine months ended September 30, 2026 and 2025, respectively.

Lease Commitments

As of September 30, 2026, the Company had no operating lease right-of-use assets or operating lease liabilities recorded in its condensed balance sheet. Accordingly, the Company had no future undiscounted operating lease payment obligations, weighted-average remaining lease term or weighted-average discount rate requiring disclosure as of September 30, 2026.

8. Restructuring and Asset Impairment

On July 14, 2026, the Board approved a restructuring and workforce reduction plan (the “Plan”) intended to better align the Company’s workforce, facilities and operations with the anticipated needs of its business pending the closing of the Merger. The Plan began in July 2026 and resulted in a reduction in force affecting a substantial majority of the Company’s workforce during the quarter ended September 30, 2026. In conjunction with the Plan, the Company also exited and terminated its leased facilities, disposed of substantially all manufacturing, laboratory and facility-related assets, and significantly reduced its operating footprint.

Following implementation of the Plan, the Company retained a limited number of employees, including certain executive officers and personnel in clinical, regulatory, finance and CMC (chemistry, manufacturing and controls) functions. These retained personnel support the Company’s ongoing obligations under the Transition and Continuation Agreement with LigaChem, including LNCB74 transition and collaboration activities; the close-out of the SIM0505 clinical study; the Company’s efforts to partner, license or otherwise monetize its legacy assets; the Company’s obligations as a reporting company under the Exchange Act; and the completion of the proposed Merger.

 In connection with the implementation of the Plan, the Company expects to incur one-time charges and cash expenditures of approximately $2.4 million through October 31, 2026, primarily related to employee wages and severance payments, healthcare continuation benefits and other employee termination costs. The Company incurred the majority of these charges during the third quarter of 2026 and expects substantially all related cash payments to be completed by the fourth quarter of 2026.

The following table summarizes the activity for accrued severance costs for the three months ended September 30, 2026 (in thousands):

2026
Severance accrual, July 1	$-
Charges	1,792
Cash payments	(1,518)
Severance accrual, September 30	$274

The accrued severance liability of $0.3 million is payable within the next three months and has been included as accrued severance costs in accrued liabilities and other liabilities on the condensed balance sheet.

During the quarter ended June 30, 2026, the Company experienced a sustained decline in its stock price and market capitalization. As management met with potential investors and concluded they would not be able to raise additional capital, management had strong market indications that the value of its long-lived assets might not be recoverable. On July 14, 2026, the Company announced that it entered into the Merger Agreement and approved the restructuring plan described above. The Company also committed to a significant reduction of its operating footprint, including the planned termination of facility leases and disposition of certain long-lived assets.

These events constituted indicators of impairment under ASC 360, Property, Plant and Equipment, requiring the Company to evaluate the recoverability of its long-lived assets, including operating lease right-of-use assets and property and equipment. Because the Company operates as a single reporting unit and had ceased pursuing further internal development of its clinical programs, management concluded that the applicable asset group was the Company as a whole.

The Company estimated undiscounted future cash flows associated with the asset group, including expected proceeds from the sale of certain assets. Based on this analysis, management determined that the carrying value of certain long-lived assets was not recoverable and recorded impairment charges of approximately $5.1 million related to operating lease right-of-use assets and property and equipment during the quarter ended June 30, 2026.

Assumptions used in the impairment analysis included estimates of the salvage value of property and equipment that was no longer in use. These estimates represent nonrecurring Level 3 fair value measurements.

On July 31, 2026, the Company entered into an Asset Purchase Agreement with Xcellon Biologics, LLC, pursuant to which the Company sold certain equipment, furniture, fixtures, supplies, permits and other assets located at the Company's Beltsville, Maryland facility. The assets sold consisted primarily of manufacturing, laboratory and facility-related assets associated with the Company's restructuring activities. The Company received cash consideration of approximately $0.5 million and recognized a gain on sale of approximately $0.2 million.

During the quarter ended September 30, 2026, the Company sold all remaining fixed assets after the sale mentioned above for aggregate cash proceeds of approximately $0.2 million and recognized an additional gain of approximately $0.2 million. The total gain on sale of assets of approximately $0.4 million is included within restructuring and asset impairment charges, net, in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

During the quarter ended September 30, 2026, the Company completed the termination of its remaining facility leases and recognized a gain of $3.4 million associated with these lease terminations. See Note 7, Leases, for more information.

9. Stock-Based Compensation

Employee Equity Plans

The NextCure, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in December 2015 and provides for the grant of awards of stock options, restricted stock awards, unrestricted stock awards and restricted stock units to employees, consultants, and directors of the Company.

The NextCure, Inc. Amended and Restated 2019 Omnibus Incentive Plan (the “A&R 2019 Plan”) became effective on June 18, 2026, the date on which the Company’s stockholders approved the A&R 2019 Plan.  The Board determined not to make additional awards under the 2015 Plan following the effectiveness of the A&R 2019 Plan. The A&R 2019 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards to the Company’s officers, employees and non-employee directors as well as other key persons (including consultants).

The number of shares of common stock reserved for issuance under the A&R 2019 Plan is 241,666 plus the number of shares of stock related to awards outstanding under the 2015 Plan that subsequently terminate by expiration or forfeiture, cancellation or otherwise without the issuance of such shares, plus 80,000 shares of stock approved by the Company’s stockholders at the Company’s 2026 Annual Meeting of Stockholders. The number of shares reserved for issuance under the A&R 2019 Plan automatically increases each January 1st during the term of the A&R 2019 Plan by 4% of the number of fully diluted shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or such lesser number of shares determined by the Board.

As of September 30, 2026, 218,941 shares were reserved for future grant under the A&R 2019 Plan. Stock options granted under the 2015 Plan and the A&R 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after ten years. A summary of stock option activity for awards under the Plans is presented below:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Shares	Price	Life (Years)	(in thousands)
Outstanding as of December 31, 2025	848,966	$73.76	6.5	$—
Granted	174,500	$9.92	—	—
Exercised	(2,488)	$5.76	—	—
Forfeitures	(85,401)	$11.65	—	—
Outstanding as of September 30, 2026	935,577	$67.71	5.5	48
Exercisable as of September 30, 2026	724,167	$84.32	5.6	$48
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2025 and September 30, 2026.

The weighted average grant date fair value of stock options granted to employees for the nine months ended September 30, 2026 was $7.61 using the Black-Scholes option pricing model. 2,488 stock options were exercised during the nine months ended September 30, 2026. As of September 30, 2026, there was $1.5 million of total unrecognized compensation expense related to unvested options under the Plans that will be recognized over a weighted-average period of approximately 2.5 years.

The aggregate grant date fair value of stock options vested during the nine months ended September 30, 2026 and 2025 was approximately $1.0 million and $4.1 million, respectively.

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$25	$322	$261	$1,187
General and administrative	171	278	583	1,364
Total stock-based compensation expense	$196	$600	$844	$2,551

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table for options issued during the period indicated:

	Nine Months Ended
	September 30,
	2026		2025
Expected term	6.0	years	6.0	years
Expected volatility	91.0%		90.5%
Risk free interest rate	3.9%		4.4%
Expected dividend yield	—%		—%

Employee Stock Purchase Plan

The NextCure, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was approved in May 2019 and provides for eligible employees of the Company to purchase shares of Company stock at a discounted price. As of September 30, 2026, 32,020 shares of common stock had been issued pursuant to the ESPP and 80,461 shares were reserved for future issuance thereunder.

In connection with the proposed Merger with Avere, the Company suspended participation in the ESPP effective October 1, 2026. No new offering periods will commence under the ESPP following the suspension unless otherwise determined by the Board. The Company may terminate the ESPP in connection with the completion of the proposed Merger.

10. Common Stock

Securities Purchase Agreement

On November 12, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement of an aggregate of (i) 708,428 shares (the “Shares”) of the Company’s common stock at a purchase price of $8.52 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 1,815,049 shares of common stock at a purchase price of $8.519 per pre-funded warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. The offering closed on November 14, 2025.  Proceeds from the offering, net of placement agent’s fees and other offering expenses, were $20.3 million.  On December 11, 2025, a registration statement registering the Shares and the shares underlying the pre-funded warrants was declared effective by the SEC.

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

The Company evaluated the pre-funded warrants issued under the offering and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025 and 508,428 and 965,283 shares of common stock upon the exercise of pre-funded warrants during the three and nine months ended September 30, 2026, respectively.  128,428 of the pre-funded warrants exercised in the three months ended September 30, 2026 were cashless exercises, resulting in the forfeiture of 20 pre-funded warrants.  As of September 30, 2026, pre-funded warrants to purchase up to an aggregate of 732,395 shares of common stock remained outstanding.

At-The-Market Offering Agreement

On December 19, 2025, the Company entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $14.5 million of our common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.  During the nine months ended September 30, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

Following entry into the Merger Agreement with Avere on July 14, 2026, the Company has not conducted additional sales under the Wainwright ATM Agreement. The Company continues to evaluate its financing alternatives in light of the proposed Merger.

11. Segment Information

We operate our business in one operating segment, which also represents one reportable segment: life sciences. The life sciences segment historically focused on the development of innovative therapies for the treatment of cancer and other serious diseases. Following the restructuring activities implemented during 2026, the transition of the LNCB74 program and the wind-down of the Company's remaining sponsored clinical activities, the segment is primarily focused on supporting existing collaboration and licensing arrangements, managing legacy clinical and intellectual property assets, fulfilling public company obligations and pursuing strategic transactions, including the proposed Merger with Avere.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life sciences segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur operating expenses and operating losses as it executes its strategic plan, including completing the proposed Merger, managing its remaining assets and obligations, supporting existing collaboration arrangements and seeking opportunities to monetize its legacy programs and intellectual property.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Research and development expenses
Employee costs	$785	$2,013	$4,360	$7,284
Clinical product candidates	2,504	2,357	9,985	7,961
Nonclinical product candidates	617	667	2,030	2,313
Depreciation and amortization	—	521	541	1,775
Other R&D (1)	629	578	1,878	18,790
Total R&D	$4,535	$6,136	$18,794	$38,123

General and administrative expenses
Employee costs	$1,036	$1,324	$3,436	$4,775
Professional services	2,818	971	5,091	3,317
Insurance	192	220	647	725
Other G&A (2)	382	294	1,117	919
Total G&A	$4,428	$2,809	$10,291	$9,736

(1) Other R&D consists primarily of facilities-related expenses and office expenses.  Other R&D also includes $17.0 million related to the License Agreement with Zaiming for the nine months ended September 30, 2025 (Note 3, License Agreement).

(2) Other G&A consists primarily of facilities-related expenses, depreciation, office expenses and taxes and fees.

12. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the effect of potentially dilutive securities outstanding during the period, determined using the treasury-stock method.

For purposes of computing both basic and diluted net loss per share, pre-funded warrants are considered outstanding shares upon issuance because the underlying shares may be issued for nominal consideration and are exercisable immediately after the original issuance date. Accordingly, pre-funded warrants to purchase up to 732,395 shares of common stock were included in weighted average shares outstanding for the three and nine months ended September 30, 2026.

Because the Company incurred net losses for the three and nine months ended September 30, 2026 and 2025, the effect of all other potentially dilutive securities, including stock options, was anti-dilutive and therefore excluded from the calculation of diluted net loss per share.  As a result, basic and diluted weighted-average shares outstanding were the same for all periods presented.

The computation for basic and diluted loss per share were as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss (Numerator):
Net loss - basic and diluted	$(6,846)	$(8,624)	$(31,534)	$(46,408)
Shares (Denominator):
Weighted-average shares outstanding - basic and diluted	5,309,754	2,676,116	5,286,453	2,462,821
Loss per share - basic and diluted	$(1.29)	$(3.22)	$(5.97)	$(18.84)

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Outstanding options to purchase common stock	935,577	850,337
Total	935,577	850,337

13. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine month periods ended September 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

In addition, if the proposed Merger with Avere is completed, the transaction is expected to result in a significant change in ownership of the Company. As a result, the Company's ability to utilize its net operating loss carryforwards, tax credits and other tax attributes may become substantially limited under Sections 382 and 383 of the IRC. Any such limitation could significantly reduce the future tax benefits associated with these tax attributes.

14. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings, claims and investigations arising in the ordinary course of business. The Company evaluates such matters on a periodic basis and establishes accruals when losses are considered probable and reasonably estimable. As of September 30, 2026, except as described below, the Company was not a party to any material legal proceeding for which a loss contingency was required to be recorded or disclosed.

Section 205 Petition

On September 14, 2026, the Company filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Certificate of Amendment to the Company's Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 10, 2025, which effectuated the Company's one-for-twelve reverse stock split, and validation of all shares of the Company's common stock issued in reliance thereon. The matter is captioned In re NextCure, Inc., C.A. No. 2026-1203-JTL.

On November 2, 2026, the Delaware Court of Chancery entered a final order validating the Company's July 2025 reverse stock split amendment and all shares of common stock issued in reliance thereon. The matter has been resolved and no further action by the Company is required in connection with the proceeding. The Company did not record a liability in connection with the matter and the proceeding did not have a material impact on the Company's financial position, results of operations or cash flows.

15. Subsequent Events

The Company has evaluated subsequent events occurring after September 30, 2026 through the date these financial statements were issued.

LNCB74 Program Transition

On October 6, 2026, the Company completed the transfer of the IND and related regulatory responsibilities for LNCB74 to LigaChem pursuant to the Transition and Continuation Agreement. Following completion of the transfer, LigaChem became the sponsor of the LNCB74 program and assumed responsibility for future development activities and associated costs in accordance with the parties' agreements. The Company retains rights to potential future development, regulatory and commercial milestone payments and royalty payments under the LigaChem Agreement. Subject to the terms of the proposed contingent value rights agreement, these economic rights are expected to be eligible for inclusion within the contingent value right structure established for the benefit of pre-Merger NextCure stockholders.

SIM0505 Program

In October 2026, the Company withdrew the investigational new drug application ("IND") for SIM0505 with the U.S. Food and Drug Administration. The Company continues to conduct study close-out activities associated with the program and evaluate partnering, licensing and other monetization opportunities, subject to the terms of its existing license agreement.

Merger Transaction

On November 6, 2026, the Registration Statement on Form S-4 relating to the proposed Merger with Avere was declared effective by the Securities and Exchange Commission. Following effectiveness, the Company commenced distribution of definitive proxy materials in connection with the special meeting of stockholders to consider and vote upon the proposals required to complete the proposed Merger.

The Company established November 3, 2026 as the record date for determining stockholders entitled to vote at the special meeting of stockholders and scheduled the special meeting for December 9, 2026 at 9:00 a.m. Eastern Time. Completion of the proposed Merger remains subject to stockholder approval and other customary closing conditions.

Certain executive officers are party to pre-existing employment and change in control arrangements that provide for severance and other benefits upon a qualifying termination in connection with or following a change in control. If the proposed merger is approved by stockholders and subsequently consummated, the aggregate estimated payments and benefits that could become payable under such arrangements are approximately $4.3 million. Payments under these arrangements are generally due within 60 days following the applicable termination date.

Stock-Based Compensation

In connection with the proposed Merger with Avere, the Company suspended participation in the ESPP effective October 1, 2026. No new offering periods will commence under the ESPP following the suspension unless otherwise determined by the Board. The Company may terminate the ESPP in connection with the completion of the proposed Merger.

Executive Officer Departure

On October 26, 2026, the Company announced that the employment of Udayan Guha, M.D., Ph.D., the Company's Chief Medical Officer, would be terminated effective October 31, 2026 in connection with the Company's restructuring activities and the proposed Merger. In connection with his departure, Dr. Guha entered into a separation agreement with the Company providing for severance benefits consistent with the terms of his existing employment arrangements. The Company expects to recognize any associated severance costs during the fourth quarter of 2026.

Section 205 Proceeding

On November 2, 2026, the Delaware Court of Chancery entered a final order validating the Company's July 2025 reverse stock split amendment and all shares issued in reliance thereon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a biopharmaceutical company that has historically focused on the development of innovative therapies for the treatment of cancer and other serious diseases. Following the announcement of our proposed merger (the “Merger”) with Avere Therapeutics, Inc. (“Avere”) in July 2026, the implementation of restructuring activities, the transition of the LNCB74 program to LigaChem Biosciences, Inc. (“LigaChem”) and the wind-down of our remaining sponsored clinical activities, we are primarily focused on supporting existing collaboration and licensing obligations, managing our legacy clinical and intellectual property assets, pursuing opportunities to monetize those assets and completing the Merger.

The following discussion and analysis of our financial condition and results of operations should be read together with “Proposed Merger with Avere” and “Restructuring Activities” below and Note 1, Nature of the Business, and Note 15, Subsequent Events, which describe the Merger with Avere and related restructuring actions announced on July 14, 2026, in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our “2025 Annual Report.” Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or similar language.

Forward-looking statements include, but are not limited to, statements about NextCure, Avere, the proposed Merger and other matters, including with respect to the structure, timing and completion of the proposed Merger; the combined company's listing on Nasdaq after closing of the proposed Merger; expectations regarding the ownership structure of the combined company; expectations regarding the contingent value rights; opportunities to monetize, partner, license or otherwise derive value from the Company's legacy assets; the future operations of the combined company; the nature, strategy and focus of the combined company; funding for our operations; our expected cash runway; our objectives and expectations for our business, operations and financial performance and condition; our strategic alternatives relating to our legacy assets; and expectations regarding our collaborations and contractual relationships.

Forward-looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those projected in any forward-looking statement. Such risks and uncertainties include, among others: risks associated with the possible failure to satisfy the conditions to the closing or consummation of the Merger, including NextCure’s failure to obtain stockholder approval for the Merger; risks associated with the potential failure to complete the financing transaction in a timely manner or at all; risks associated with the uncertainty as to the timing of the consummation of the Merger and the ability of each of NextCure and Avere to consummate the transactions contemplated by the Merger; risks associated with NextCure’s continued listing on The Nasdaq Stock Market, LLC (“Nasdaq”) until closing of the Merger; the failure or delay in obtaining required approvals from any governmental or quasi-governmental entity necessary to consummate the Merger; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger prior to the closing or consummation of the Merger; risks associated with the possible failure to realize certain anticipated benefits of the Merger, including with respect to future financial and operating results; the effect of the completion of the Merger on the combined company’s business relationships, operating results and business generally; risks associated with the combined company’s ability to manage expenses and unanticipated spending and costs that could reduce the combined company’s cash resources; risks related to the combined company’s ability to correctly estimate its operating expenses and other events; changes in capital resource requirements; risks related to the inability of the combined company to obtain sufficient additional capital to continue to advance its product candidates or its preclinical programs; the outcome of any legal proceedings that may be instituted against the combined company or any of its directors or officers related to the Merger or the transactions contemplated thereby; the ability of the combined company to obtain, maintain and protect its intellectual property rights, in particular those related to its product candidates; the combined company’s ability to advance the development of its product candidates or preclinical activities under the timelines it anticipates in planned and future clinical trials; the combined company’s ability to replicate in later clinical trials positive results found in preclinical studies and clinical trials of its product candidates; the combined company’s ability to realize the anticipated benefits of its research and development programs, strategic partnerships, licensing programs or other collaborations; regulatory requirements or developments and the combined company’s ability to obtain necessary approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities; changes to clinical trial designs and regulatory pathways; competitive responses to the Merger and changes in expected or existing competition; unexpected costs, charges or expenses resulting from the Merger; potential adverse reactions or changes to business relationships resulting from the completion of the Merger; legislative, regulatory, political and economic developments; risks regarding our ability to monetize, partner, license or otherwise realize value from our legacy development programs and assets and other intellectual property; our expenses, future revenues, capital requirements, needs for or ability to obtain additional financing and the period over which our current cash and cash equivalents will be sufficient to fund our operations; market and other conditions; the timing and success of strategic transactions involving our legacy programs and our ability to receive future milestone, royalty or other contingent payments under our existing collaboration and licensing arrangements; the potential benefits of and our ability to maintain our relationship with LigaChem, Simcere Zaiming Pharmaceutical Co., Ltd. (“Zaiming”), and other third-party vendors and collaborators; our ability to retain key personnel; changes in international relations, tariffs, and other trade regulations between the U.S. and China; developments and projections relating to our competitors and our industry, including competing therapies; and the impact of current and future laws and regulations.

More detailed information on these and additional factors that could affect our actual results are described under the heading “Risk Factors” in our 2025 Annual Report, our Quarterly Reports on Form 10-Q (including Part II, Item 1A of this Quarterly Report on Form 10-Q) and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update any forward-looking statements, even if expectations change.

Proposed Merger with Avere

On July 14, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Avere pursuant to which Avere would become a wholly owned subsidiary of NextCure and the combined company is expected to operate as Avere Therapeutics, Inc. The proposed Merger remains subject to stockholder approval and other customary closing conditions.

On November 2, 2026, the Delaware Court of Chancery entered a final order validating the Company's July 2025 reverse stock split amendment and all shares issued in reliance thereon.

On November 6, 2026, the Registration Statement on Form S-4 relating to the proposed Merger was declared effective by the SEC. Following effectiveness, the Company commenced distribution of definitive proxy materials. The Company established November 3, 2026 as the record date for determining stockholders entitled to vote at the special meeting of stockholders scheduled for December 9, 2026 at 9:00 a.m. Eastern Time to consider and vote upon the proposals necessary to complete the proposed Merger. The proposed Merger remains subject to stockholder approval and other customary closing conditions.

Restructuring Activities

In connection with the proposed Merger, the Company implemented a restructuring plan during the third quarter of 2026, including a substantial workforce reduction, termination of all facility leases and disposition of substantially all manufacturing, laboratory and facility-related assets. The Company has retained a limited number of employees to support ongoing obligations, strategic initiatives and merger-related activities. These actions significantly reduced the Company's operating footprint and are intended to align its operations with its anticipated needs pending completion of the proposed Merger.

Legacy Development Programs

Our product candidate SIM0505 is a novel ADC candidate developed by Zaiming to which we acquired the global rights (excluding China, Hong Kong, Macau and Taiwan) to develop, manufacture, and commercialize under the License Agreement, dated June 13, 2025, between the Company and Zaiming.  It is directed to CDH6 (cadherin-6 or K-cadherin), a promising anti-tumor target, using a unique binding epitope designed to have increased tumor binding compared to competing candidates. It also features Zaiming’s proprietary topoisomerase 1 inhibitor (TOPOi) payload, designed for broad anti-tumor activity while offering fast systemic clearance to enlarge the therapeutic window. Preclinical studies have demonstrated robust anti-tumor activity across multiple solid tumor models and a promising safety profile in toxicology models.

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

On July 14, 2026, we announced that we had informed all U.S. clinical trial sites to stop screening, consenting, enrolling, and delivering first doses to new patients in the SIM0505 study. We also announced that we no longer intended to expand the clinical site footprint for SIM0505 into Europe and Canada.

By August 31, 2026, all patients enrolled in the Company's U.S. SIM0505 study had completed treatment or been transitioned off study in accordance with applicable protocol requirements and patient transition plans. The Company is conducting study close-out activities and fulfilling its remaining obligations associated with the program.

In October 2026, we withdrew the SIM0505 investigational new drug application ("IND") with the U.S. Food and Drug Administration as part of the wind-down of the program.

The decision to discontinue further development activities for SIM0505 was not based on any negative safety or efficacy findings and was not the result of any dispute with Zaiming. We continue to evaluate strategic alternatives for SIM0505, including potential partnering, licensing and other monetization opportunities. Any such transaction would be pursued in accordance with the terms of the existing license agreement with Zaiming.

LNCB74 is a B7-H4-targeted antibody-drug conjugate ("ADC") that was being co-developed by the Company and LigaChem pursuant to a November 2022 Research and Collaboration and Co-Development Agreement. B7-H4 is a cell surface protein expressed on multiple tumor types, including breast, ovarian and endometrial cancers. Prior to the transition of the program to LigaChem, preclinical studies demonstrated potent anti-tumor activity and a favorable safety profile, and the program advanced into a Phase 1 clinical trial.

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

On July 14, 2026, we announced that we had informed LigaChem that we had elected to discontinue participation in the cost-sharing arrangement for LNCB74. Our decision with respect to LNCB74 was not based on any negative safety or efficacy finding and was not the result of any dispute with LigaChem. On August 6, 2026, the Company and LigaChem entered into a transition and continuation agreement (the “Transition and Continuation Agreement”) pursuant to which, effective July 1, 2026, the Company ceased co-funding the LNCB74 program and LigaChem assumed responsibility for 100% of program costs. The Company agreed to provide certain transition support, including support for the ongoing clinical trial and transfer of program-related materials, regulatory documentation, vendor agreements, inventory and related records, for which LigaChem reimburses the Company for certain full-time equivalent support costs.

On October 6, 2026, the parties completed the transfer of the LNCB74 investigational new drug application and related regulatory responsibilities to LigaChem, and LigaChem became the sponsor of the program and assumed responsibility for future development activities and associated costs.

Under the Research and Collaboration and Co-Development Agreement, LigaChem, as sole developing party, is obligated to pay the Company certain development, regulatory and commercial milestone payments, as well as single-digit royalties on future net sales of LNCB74. The parties also agreed to resolve amounts owed under the prior 50-50 cost-sharing arrangement for costs incurred through June 30, 2026.

In addition, we continue to evaluate strategic alternatives for our legacy development programs and assets. We are seeking opportunities to partner, license, divest, monetize or otherwise realize value from our clinical and pre-clinical stage programs. We may pursue such opportunities through partnering arrangements, licensing transactions, asset sales, third-party financings or other strategic transactions. In connection with the proposed Merger with Avere, certain of our legacy assets will be included within the contingent value right ("CVR") structure established for the benefit of pre-Merger NextCure stockholders. These assets include SIM0505 and the Company's retained economic interests under the LigaChem Agreement, including development, regulatory and commercial milestone payments and royalty payments relating to LNCB74. There can be no assurance that any such payments will be received or that any resulting proceeds will become payable to CVR holders.

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

To date, we have not generated revenue from product sales and have financed our operations primarily through public and private offerings of equity securities and upfront payments received under prior collaboration arrangements. Since inception through September 30, 2026, we have raised approximately $446 million in gross proceeds from equity financings and received a $25 million upfront payment under a former collaboration agreement.

We have incurred significant operating losses since inception. Our net loss was $6.8 million and $8.6 million for the three months ended September 30, 2026 and 2025, respectively. Our net loss was $31.5 million and $46.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $468 million.

Historically, our business was focused on the development of oncology product candidates, including SIM0505 and LNCB74. During 2026, our strategic focus shifted significantly following the announcement of the proposed Merger with Avere, the implementation of restructuring activities, the transition of the LNCB74 program to LigaChem and the wind-down of our remaining sponsored clinical development activities. We are now primarily focused on supporting our remaining contractual obligations, managing and seeking to monetize our legacy assets and intellectual property, and completing the proposed Merger.

On July 14, 2026, we entered into the Merger Agreement with Avere, a privately held biotechnology company focused on oral therapies for IL-23-driven inflammatory diseases. If completed, the transaction is expected to result in a reverse merger in which Avere equity holders are expected to own a substantial majority of the combined company, while existing NextCure stockholders are expected to retain a minority ownership interest and receive contingent value rights tied to the potential future monetization of certain legacy NextCure assets.

As of September 30, 2026, we had cash and cash equivalents of $8.7 million. As a result of our restructuring activities, including workforce reductions, termination of facility leases, disposition of substantially all manufacturing, laboratory and facility-related assets, the transition of the LNCB74 program to LigaChem and the wind-down of sponsored clinical development activities, we have significantly reduced our operating cash requirements. Based on our current operating plan, we expect our existing cash and cash equivalents to fund operations into early 2027.

Notwithstanding these cost reduction initiatives, our expectation of future operating losses and the uncertainties associated with the completion of the proposed Merger continue to raise substantial doubt regarding our ability to continue as a going concern. See Note 2, Summary of Significant Accounting Policies, to the accompanying unaudited condensed financial statements for additional information regarding our liquidity position and going concern assessment.

In connection with the proposed Merger, Avere has entered into financing arrangements expected to provide substantial capital to the combined company upon closing, subject to satisfaction of customary closing conditions. However, these financing arrangements are contingent upon completion of the Merger and are not available to NextCure on a standalone basis.

In connection with the proposed Merger, we implemented a restructuring plan intended to significantly reduce operating expenses and align our organization with our anticipated needs pending completion of the transaction. The restructuring included a substantial reduction in workforce, termination of all facility leases, disposition of substantially all manufacturing, laboratory and facility-related assets, and the wind-down of sponsored development activities. We expect restructuring-related payments to be substantially completed during 2026.

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

Research and development activities have historically been central to our business model. On July 14, 2026, we entered into the Merger Agreement with Avere and announced a restructuring plan that includes the wind-down of certain of our legacy oncology development activities. As a result, we expect research and development expenses associated with our legacy programs to decline significantly, although we may continue to incur limited expenses associated with program close-out activities, transition support obligations, maintenance of intellectual property and regulatory assets, and efforts to partner, license or otherwise monetize our legacy assets.

Prior to entering into the Merger Agreement, our future operating plans were focused on advancing SIM0505 and LNCB74 through clinical development. In connection with the proposed Merger and related restructuring activities, we ceased enrollment and treatment activities for SIM0505 and subsequently transitioned all patients off study. In addition, on August 6, 2026, we entered into the Transition and Continuation Agreement with LigaChem pursuant to which LigaChem assumed responsibility for future development of the LNCB74 program.

Following execution of this Transition and Continuation Agreement, the Company no longer funds development of the LNCB74 program. On October 6, 2026, the transfer of the LNCB74 investigational new drug application and related regulatory responsibilities to LigaChem was completed. Accordingly, future research and development expenses associated with LNCB74 are expected to consist primarily of temporary transition support activities, substantially all of which are expected to be reimbursable by LigaChem.

Our future research and development spending is expected to be significantly lower than historical levels and will depend primarily on the extent of remaining transition activities, obligations under existing collaboration and licensing agreements, intellectual property maintenance activities and the pursuit of strategic alternatives for our legacy assets.

Factors that may affect the amount and timing of future research and development expenditures include:

●	our ability to partner, license, divest or otherwise monetize our legacy programs and assets;
●	our ability to realize future milestone, royalty or other contingent payments under existing collaboration and licensing arrangements;
●	obligations under existing collaboration, license and transition agreements;
●	the maintenance, protection and enforcement of our intellectual property portfolio;
●	significant and changing government regulation and regulatory guidance; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Changes in any of these factors may materially affect the costs associated with maintaining our legacy assets and fulfilling our remaining contractual obligations, as well as the amount and timing of potential future proceeds from strategic transactions involving such assets. The ultimate value realized from our legacy programs and intellectual property remains uncertain and will depend on the outcome of future business development, licensing, partnering or asset monetization activities.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including payroll and stock-based compensation, for personnel in executive, finance, human resources, business and corporate development and other administrative functions, professional fees for legal, intellectual property, consulting and accounting services, rent, facility exit costs and other facility-related costs, depreciation and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include all patent-related costs incurred in connection with filing and prosecuting patent applications, which are expensed as incurred.

In connection with the proposed Merger with Avere and related restructuring activities, we expect to incur additional general and administrative expenses, including professional fees associated with the proposed transaction, severance costs, retention payments, legal and accounting expenses, facility exit costs and other costs associated with the wind-down of certain legacy operations. These expenses may fluctuate significantly until the proposed Merger is completed or otherwise terminated.

Restructuring and Asset Impairment Charges, net

Restructuring and asset impairment charges, net reflect the gain on lease termination, gains on the sale of fixed assets and the write-down of long-lived assets, including right-of-use assets and property and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable under ASC 360.

Other Income, Net

Other income, net consists primarily of interest income.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$4,535	$6,136	$(1,601)	$18,794	$38,123	$(19,329)
General and administrative	4,428	2,809	1,619	10,291	9,736	555
Restructuring and asset impairment charges, net	(2,044)	—	(2,044)	3,033	—	3,033
Loss from operations	(6,919)	(8,945)	2,026	(32,118)	(47,859)	15,741
Other income, net	73	321	(248)	584	1,451	(867)
Net loss	$(6,846)	$(8,624)	$1,778	$(31,534)	$(46,408)	$14,874

Research and Development Expenses

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
External research and development expenses:
LNCB74, net of cost sharing	—	879	(879)	1,327	2,894	(1,567)
SIM0505	2,504	830	1,674	8,658	17,830	(9,172)
Other programs and preclinical development	617	1,393	(776)	2,030	6,850	(4,820)
Total external research and development expenses	3,121	3,102	19	12,015	27,574	(15,559)
Total internal research and development expenses	1,414	3,034	(1,620)	6,779	10,549	(3,770)
Total research and development expenses	$4,535	$6,136	$(1,601)	$18,794	$38,123	$(19,329)

We do not allocate personnel-related costs, including stock-based compensation expense, or other indirect costs to specific programs because such resources are deployed across multiple research and development activities. Accordingly, these costs are classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2026 decreased by $1.6 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to $0.8 million in lower salaries resulting from the Company’s restructuring initiatives, $0.5 million lower depreciation expense following the disposition of all fixed assets and $0.6 million lower laboratory services and supplies costs resulting from the wind-down of the Company's research and development activities.

Research and development expenses for the nine months ended September 30, 2026 decreased by $19.3 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to the $17.0 million of license fee expense recognized during the nine months ended September 30, 2025 in connection with the License Agreement (see Note 3, License Agreement). The remaining decrease was primarily attributable to $1.3 million lower depreciation expense and reduced laboratory services and supplies costs resulting from the wind-down of research and development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 increased by $1.6 million compared to the three months ended September 30, 2025. The increase was primarily attributable to $1.8 million of higher legal, accounting and other professional fees incurred in connection with the proposed Merger.

General and administrative expenses for the nine months ended September 30, 2026 increased by $0.6 million compared to the nine months ended September 30, 2025. Approximately $1.7 million of higher legal, accounting and other professional fees incurred in connection with the proposed Merger were largely offset by approximately $0.8 million of lower personnel-related costs, primarily stock-based compensation expense, lower facility-related costs resulting from lease termination activities and reduced insurance expense.

General and administrative expenses in future periods may fluctuate as a result of costs associated with the proposed Merger and related restructuring activities, including legal, accounting, advisory, retention, severance and other transition-related expenses.

Restructuring and Asset Impairment Charges, net

Restructuring and asset impairment charges, net were $3.1 million for the nine months ended September 30, 2026, reflecting the $5.1 million write-down of property and equipment, operating lease right-of-use assets and leasehold improvements and $1.8 million of severance charges in connection with the Company's restructuring plan and reduction of its operating footprint. These charges were partially offset by a gain of $3.4 million on lease terminations and a $0.4 million gain on the sale of fixed assets.  There were no asset impairment charges during the three and nine months ended September 30, 2025.

Other Income, Net

Other income, net for the three months ended September 30, 2026 decreased by $0.2 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to lower interest income resulting from lower average cash and investment balances.

Other income, net for the nine months ended September 30, 2026 decreased by $0.9 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower interest income resulting from lower average cash and investment balances.

Liquidity and Capital Resources

Since inception through September 30, 2026, we have raised approximately $446 million in gross proceeds from the sale of equity instruments and received a $25 million upfront payment from our former collaboration partner.

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

On November 12, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a private placement of an aggregate of (i) 708,428 Shares of the Company’s common stock at a purchase price of $8.52 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 1,815,049 shares of common stock at a purchase price of $8.519 per pre-funded warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. The offering closed on November 14, 2025.  Proceeds from the offering, net of placement agent’s fees and other offering expenses, were $20.3 million.  The Company issued 117,371 shares of common stock upon the exercise of pre-funded warrants during the year ended December 31, 2025 and 965,283 shares of common stock upon the exercise of pre-funded warrants during the nine months ended September 30, 2026.  As of September 30, 2026, pre-funded warrants to purchase up to an aggregate of 732,395 shares of common stock remained outstanding.

On December 19, 2025, we entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $14.5 million of our common stock, through the Agent. Actual sales will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by us of the appropriate sources of funding for the Company.  During the nine months ended September 30, 2026, 99,446 shares of common stock were sold under the Wainwright ATM Agreement for net proceeds of approximately $1.2 million.

As of September 30, 2026, we had cash and cash equivalents of $8.7 million. During 2026, we significantly reduced our operating cash requirements through restructuring activities, including workforce reductions, termination of all facility leases, disposition of substantially all manufacturing, laboratory and facility-related assets, the wind-down of our sponsored clinical development activities and the transition of the LNCB74 program to LigaChem.

Based on our current operating plan, we expect our existing cash and cash equivalents to fund operations into early 2027. Notwithstanding these actions, our expectation of future operating losses and the uncertainties associated with completion of the proposed Merger continue to raise substantial doubt regarding our ability to continue as a going concern. See Note 2, Summary of Significant Accounting Policies, for additional information regarding our liquidity position and going concern assessment.

On July 14, 2026, we entered into the Merger Agreement with Avere. In connection with the proposed Merger, Avere entered into financing arrangements expected to provide substantial capital resources to the combined company upon closing, including aggregate private financing commitments of approximately $820.0 million (consisting of the initial $320.0 million of commitments and the additional $500.0 million of commitments under the August 10, 2026 amendment to the securities purchase agreement), of which approximately $266.0 million will be satisfied through the contribution and cancellation of Avere’s outstanding convertible notes (together with accrued interest, premiums and fees thereon). These arrangements are conditioned upon completion of the Merger and are not available to fund NextCure’s operations prior to closing.

We expect future expenditures to be primarily associated with supporting our remaining obligations under existing collaboration and licensing arrangements, implementing and completing restructuring activities, maintaining and pursuing opportunities to monetize legacy assets and intellectual property, satisfying our obligations as a public company and completing the proposed Merger. The amount and timing of future expenditures will depend significantly on whether and when the proposed Merger is completed.

If the proposed Merger is not completed, we will need to pursue one or more additional sources of liquidity, which may include strategic transactions involving legacy assets, licensing arrangements, equity financings, debt financings or other business development activities. There can be no assurance that any such financing or strategic transaction will be available on acceptable terms, or at all. Our future liquidity requirements and capital resources will depend on numerous factors, including:

●	the timing and completion of the proposed Merger;

●	satisfaction of the closing conditions associated with the Merger and related financing transactions;
●	costs associated with restructuring activities, including workforce reductions and facility obligations;
●	costs associated with maintaining, monetizing or otherwise disposing of our legacy assets;
●	transaction-related legal, accounting, consulting and advisory expenses;
●	potential proceeds from the sale, licensing or other strategic transactions involving legacy assets;
●	obligations arising under existing license, collaboration and lease agreements; and
●	the operating requirements of the combined company following consummation of the Merger.

Completion of the proposed Merger remains subject to stockholder approval and other customary closing conditions, and there can be no assurance that the Merger or related financing transactions will be completed. If the Merger is not completed, we may be required to seek additional financing, pursue strategic alternatives for our legacy assets, further reduce operating expenses or take other actions to preserve liquidity. Our ability to continue operations and satisfy our obligations will depend on our ability to successfully execute these strategic initiatives and obtain additional sources of capital, if necessary.

Proposed Merger and Restructuring

On July 14, 2026, in connection with the proposed Merger with Avere, the Company approved a restructuring plan designed to reduce operating expenses and wind down certain legacy operations. The restructuring included a substantial workforce reduction, termination of all facility leases, disposition of substantially all manufacturing, laboratory and facility-related assets and related severance obligations. The Company currently estimates restructuring charges of approximately $2.4 million, consisting primarily of employee severance and related costs. Additional transaction-related costs are expected to be incurred in connection with the proposed Merger. As a result, future cash flows may differ materially from historical trends presented below.

The restructuring activities substantially reduced the Company's future operating cash requirements and contributed to an extension of the Company's expected cash runway into early 2027 under its current operating plan; however, substantial doubt remains regarding the Company's ability to continue as a going concern due to its expectation of future operating losses and the uncertainties associated with completion of the proposed Merger.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(35,152)	$(41,975)
Investing activities	16,627	19,553
Financing activities	1,271	2,019
Net decrease in cash and cash equivalents	$(17,254)	$(20,403)

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.2 million for the nine months ended September 30, 2026, primarily due to our net loss of $31.5 million and a $5.1 million use of cash resulting from changes in operating assets and liabilities. These uses were partially offset by non-cash asset impairment charges of $5.1 million, depreciation expense of $0.6 million and stock-based compensation expense of $0.8 million. Net cash used in operating activities also reflected non-cash gains of approximately $3.8 million and cash payment of $1.7 million associated with the termination of facility lease obligations and the sale of assets.

Net cash used in operating activities was $42.0 million for the nine months ended September 30, 2025, primarily due to our net loss of $46.4 million, partially offset by non-cash depreciation expense of $1.8 million and stock-based compensation expense of $2.6 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026  was $16.6 million, which was due to net proceeds of $15.9 million from sales and maturities of marketable securities and $0.7 million from the sale of fixed assets.  Net cash provided by investing activities for the nine months ended September 30, 2025 was $19.6 million, which was entirely due to net proceeds from sales and maturities of marketable securities, partially offset by purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2026, primarily representing proceeds from the sale of 99,446 shares of common stock under the Wainwright ATM Agreement.

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2025, representing proceeds from the sale of common stock issued pursuant to the Subscription Agreement dated June 13, 2025 between the Company and Zaiming.

Contractual Obligations and Commitments

Operating Leases

We were previously party to several non-cancelable lease agreements for office, manufacturing and laboratory space with lease terms extending through March 2030. During the third quarter of 2026, we entered into amendments to our lease agreements with ARE-8000/9000/10000 Virginia Manor, LLC ("ARE"), pursuant to which the parties agreed to terminate all of the Company's office, manufacturing and laboratory facility leases. These amendments were completed as part of the Company's restructuring plan and reduction of its operating footprint. As of September 30, 2026, the Company had no remaining operating lease obligations. See Note 7, Leases, for more information.

We may be required to make future milestone, royalty and other contingent payments under license and collaboration agreements, including the License Agreement with Zaiming. Because the achievement and timing of the underlying triggering events are uncertain, the timing and amount of such payments, if any, cannot be reasonably estimated at this time.

The Company is also evaluating strategic alternatives for certain legacy assets and intellectual property. Any future sale, license or other disposition of such assets could affect the timing and nature of contingent obligations associated with existing license agreements.

The Company enters into agreements in the ordinary course of business with contract research organizations, manufacturers, consultants and other service providers. These agreements are generally cancelable upon notice and therefore the Company does not believe its non-cancelable obligations under such agreements are material.

Other than the proposed Merger with Avere, the related restructuring plan, the termination of the Company's facility leases and the Transition and Continuation Agreement with LigaChem, there have been no material changes to the Company's contractual obligations during the nine months ended September 30, 2026 as compared to those disclosed in the Company's 2025 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

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

During the three months ended September 30, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report. However, during 2026 management was required to make significant judgments related to the recoverability of long-lived assets in connection with the Company's restructuring activities and reduction in operating footprint. See Note 8, Restructuring and Asset Impairment for more information regarding the impairment assessment performed under ASC 360.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's restructuring activities, workforce reductions and facility closures did not result in any material changes to the design or operation of its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading "Legal Proceedings" in Note 14, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. Except as described in Note 14, Commitments and Contingencies, management does not believe that the ultimate resolution of any currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material updates to the risk factors set forth in our 2025 Annual Report other than as set forth below.

The proposed Merger may not be completed on the currently contemplated terms or within the expected timeframe, or at all, which could adversely affect our business, financial condition and results of operations.

Although the Registration Statement on Form S-4 related to the proposed merger with Avere has been declared effective by the SEC, the Merger is subject to a number of conditions, including approval of the listing of the combined company’s common stock on NASDAQ and approval by the stockholders of NextCure and Avere. We have incurred, and expect to continue to incur, significant costs in connection with the Merger, including legal, accounting, financial advisor, and other professional fees, and these costs may be higher than we currently anticipate. The Merger process has diverted, and may continue to divert, management’s attention and resources from ongoing operations, and could make it more difficult to retain employees, enter into contracts on favorable terms, or maintain relationships with our licensors, collaborators and other business partners. If the Merger is not completed, we will be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, further reducing or discontinuing our operations, or pursuing a voluntary dissolution and liquidation. There can be no assurance that any alternative transaction or strategy will be available on acceptable terms, or at all.

Our stockholders’ equity is below the minimum under Nasdaq’s equity standard, and failure to regain compliance could adversely affect our Nasdaq listing status.

As of September 30, 2026, the Company’s stockholders’ equity was below the $10.0 million minimum stockholders’ equity requirement under Nasdaq’s equity standard for continued listing on The Nasdaq Global Select Market. The Company may be required to submit a plan to regain compliance and there can be no assurance that such plan would be accepted or successfully implemented.

The Company may also be eligible to transfer the listing of its common stock to another Nasdaq market tier, including The Nasdaq Capital Market, subject to Nasdaq approval and satisfaction of the applicable listing requirements. In addition, consummation of the proposed Merger with Avere Therapeutics may affect the Company’s compliance with applicable listing standards; however, there can be no assurance that the Merger will be completed in time to address any continued listing deficiency.

If the Company is unable to regain or maintain compliance with Nasdaq listing requirements or otherwise maintain a Nasdaq listing, its common stock could be delisted, and the liquidity and market price of the Company’s common stock and the Company’s ability to consummate the Merger and the related financing could be adversely affected.

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

Concurrently with the execution of the Merger Agreement, certain institutional and accredited investors entered into a securities purchase agreement with Avere pursuant to which they agreed, subject to the terms and conditions thereof, to purchase shares of Avere common stock and pre-funded warrants (including through the contribution of certain notes) for an aggregate purchase price of $320.0 million immediately prior to the closing of the Merger (the “Private Placement”). On August 10, 2026, Avere and certain new and existing investors entered into an amendment to the securities purchase agreement providing for an additional aggregate commitment of $500.0 million at a higher price per share than the initial commitments, reflecting a higher Avere valuation; pursuant to the terms of the Merger Agreement, the additional financing will not impact the exchange ratio. References to the Private Placement include the additional financing under such amendment. Of the aggregate commitments of approximately $820.0 million, approximately $266.0 million will be satisfied through the contribution and cancellation of Avere’s outstanding convertible notes (together with accrued interest, premiums and fees thereon), rather than new cash proceeds. It is a condition to the closing of the Merger that the securities purchase agreement remain in full force and effect and that proceeds of not less than $150.0 million (including convertible notes contributed as consideration) be received, or be received substantially concurrently with the closing.

The Private Placement is subject to a number of conditions and may be impacted by market, industry, regulatory and other factors outside of our control. If the Private Placement is not completed, the Merger may be delayed or may not be completed, which could require us to pursue alternative strategic transactions, additional financing arrangements or other liquidity-preserving actions, which may not be available on acceptable terms, if at all. In addition, the securities issued in the Private Placement (and the shares of our common stock and pre-funded warrants into which they convert in the Merger), together with the related registration rights, will result in substantial dilution to our existing stockholders and could adversely affect the market price of our common stock. Because the shares of Avere common stock and pre-funded warrants issued pursuant to the amendment will convert at the same exchange ratio, the additional financing will further reduce the percentage ownership of the combined company held by our pre-Merger stockholders.

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

At or prior to the closing of the Merger, NextCure will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each of our pre-Merger stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of our common stock and preferred stock held as of the applicable record date, including shares issued in respect of restricted stock awards accelerated in connection with the Merger. Each CVR represents the contractual right to receive such holder’s pro rata portion of 90% of the net proceeds, if any, derived from the sale, transfer, license or other disposition of our pre-Merger legacy assets pursuant to agreements identified in the CVR Agreement or entered into during the two-year period following the closing of the Merger, after deduction of specified taxes, expenses and liabilities.

There can be no assurance that any qualifying disposition of legacy assets will occur or that any payments will be made with respect to the CVRs. The right to receive any payment on the CVRs is contingent solely upon our receipt of qualifying proceeds from a disposition of the specified legacy assets within the time periods and on the terms specified in the CVR Agreement, and we may be unable to enter into any such disposition on favorable terms, or at all. The CVRs will not be transferable except in limited circumstances specified in the CVR Agreement, will not be evidenced by any certificate or other instrument, will not be registered with the SEC, will not have any voting or dividend rights, will not represent any equity or ownership interest in NextCure or the combined company, and will not accrue interest. Accordingly, if no qualifying proceeds are received for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs and the CVRs will expire valueless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement.

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

10.1	Form of Company Support Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.2	Form of Parent Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.6	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.7

Transition and Continuation Agreement, dated as of August 6, 2026, by and between NextCure, Inc. and LigaChem Biosciences, Inc. (incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q filed on August 6, 2026).

10.8

Seventh Amendment to Lease Agreement, dated as of July 24, 2026, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.8 filed with the Company’s Quarterly Report on Form 10-Q filed on August 6, 2026).

10.9

Eighth Amendment to Lease Agreement, dated as of July 29, 2026, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q filed on August 6, 2026).

10.10

Ninth Amendment to Lease Agreement, dated as of August 28, 2026, by and between the Company and ARE-8000/9000/10000 Virginia Manor, LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 3, 2026).

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

NEXTCURE, INC.

Date: November 10, 2026	By:	/s/ Michael Richman
	Name:	Michael Richman
President and Chief Executive Officer

Date: November 10, 2026	By:	/s/ Steven P. Cobourn
	Name:	Steven P. Cobourn
Chief Financial Officer